Form 10-K
period 2021-01-30
BIG LOTS INC
filed 2021-03-30
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	January 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer	☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.		☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑
The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $1,532,148,465 on July 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing price of the Registrant’s Common Shares on such date as reported on the New York Stock Exchange).
The number of the Registrant’s common shares, $0.01 par value, outstanding as of March 26, 2021, was 35,056,102.
Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 30, 2021

Part I

Item 1. Business

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries is a neighborhood discount retailer operating in the United States (“U.S.”). At January 30, 2021, we operated a total of 1,408 stores and an e-commerce platform. Our mission is to help people live BIG and save LOTS by providing our customers with the right product at the right price. Our vision is to be the BIG difference for a better life by delivering unmatched value through surprise and delight, building a “Best Places to Work” culture, rewarding shareholders with consistent growth and top tier returns, and doing good as we do well. Our values are leading with our core customer (whom we refer to as Jennifer), treating all like friends, succeeding together, and playing to win.

Our principal executive offices are located at 4900 E. Dublin-Granville Road, Columbus, Ohio 43081, and our telephone number is (614) 278‑6800.

Unless this Annual Report on Form 10-K (“Form 10-K”) otherwise indicates or the context otherwise requires, the terms the “Company,” “we,” “us,” and “our” refer to Big Lots, Inc. and its subsidiaries.

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

Fiscal Year	Number of Weeks	Year Begin Date	Year End Date
2021	52	January 31, 2021	January 29, 2022
2020	52	February 2, 2020	January 30, 2021
2019	52	February 3, 2019	February 1, 2020
2018	52	February 4, 2018	February 2, 2019
2017	53	January 29, 2017	February 3, 2018
2016	52	January 31, 2016	January 28, 2017

We manage our business on the basis of one segment: discount retailing. In 2020, we evaluated and reported overall sales and merchandise performance based on the following key merchandising categories: Furniture; Seasonal; Soft Home; Food; Consumables; Hard Home; and Electronics, Toys, & Accessories. The Furniture category includes our upholstery; mattress; case goods; and ready-to-assemble departments. The Seasonal category includes our lawn & garden; summer; Christmas; and other holiday departments. The Soft Home category includes our fashion bedding; utility bedding; bath; window; decorative textile; home organization; area rugs; home décor; and frames departments. The Food category includes our beverage & grocery; candy & snacks; and specialty foods departments. The Consumables category includes our health, beauty and cosmetics; plastics; paper; chemical; and pet departments. The Hard Home category includes our small appliances; table top; food preparation; stationery; and home maintenance departments. The Electronics, Toys, & Accessories category includes our electronics; toys; jewelry; apparel; and hosiery departments.

Merchandising

We focus our merchandising strategy on (1) being the authority on price and value to Jennifer in all of our merchandise categories and (2) surprising and delighting Jennifer with our product assortment. We utilize traditional sourcing methods and in certain merchandise categories, we also take advantage of closeout channels to enhance our ability to offer outstanding value and bring surprise and delight into our product offerings. We evaluate our product offerings to ensure we are providing quality and value. This process requires us to focus our product offering decisions on our customer’s expectations and enables us to compare the potential performance of traditionally-sourced merchandise, either domestic or import, to closeout merchandise, which is generally sourced from production overruns, packaging changes, discontinued products, order cancellations, liquidations, returns, and other disruptions in the supply chain of manufacturers. We believe that focusing on our customers’ expectations has improved our ability to provide a desirable assortment of offerings in our merchandise categories.

We source our merchandise through both closeout opportunities and planned purchases to provide Jennifer with the novelty of closeouts and the consistency of staple product offerings. Our planned purchases in the Food, Consumables, Soft Home, and Furniture merchandise categories provide a merchandise assortment that our customers expect us to consistently offer in our stores at a significant value. Over the last two years, we have focused on increasing our sourcing and purchasing of quality closeout merchandise directly from manufacturers and other vendors, typically at prices lower than those paid by traditional discount retailers. We believe that our strong vendor relationships and our strong credit profile support this sourcing model. We expect that the unpredictability of the retail and manufacturing environments coupled with what we believe is our significant purchasing power position will continue to support our ability to source quality closeout merchandise at competitive prices. As a result of our renewed focus on closeouts, our 2020 closeout-related net sales increased by approximately 37% compared to 2019.

Our global sourcing department and overseas vendor relationships represent important components of our merchandising strategy. We expect our import partners to responsibly source goods that our merchandising teams identify as having our desired mix of quality, fashion, and value. During 2020, we purchased approximately 21% of our merchandise, at cost, directly from overseas vendors, including approximately 13% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks described in “Item 1A. Risk Factors” of this Form 10-K.

Advertising and Promotion

Our brand image is an important part of our marketing program. We use a variety of marketing vehicles to promote our brand awareness, including television, internet, social media, e-mail, in-store point-of-purchase, and print media.

Over the past few years, we have refined our brand identity to accentuate our friendly service and community orientation. We focus on serving Jennifer with a friendly approach and an easy, positive shopping experience. We believe our approach to retailing differentiates us from the competition and allows us to make a difference in the communities we serve. Our community-oriented approach to retailing includes “doing good as we do well,” which means supporting both local and national causes that aid the communities in which we do business. In our local markets, we invest in point of sale campaigns in each of our geographic regions, the beneficiaries of which are selected based on their impacts on local customers and associates. We serve the community on a national level through our Big Lots Foundation, which focuses on healthcare, housing, hunger, and education. In addition, we are pleased to support our local community in Columbus, OH through our partnership with Nationwide Children’s Hospital, to which the Company committed $40 million and the Big Lots Foundation committed additional funds to open the Big Lots Behavioral Health Pavilion, a state-of-the-art medical facility dedicated to child and adolescent mental and behavioral health.

In all of our markets, we design and distribute printed advertising circulars, through newspaper insertions and mailings. In 2020, we distributed multi-page circulars representing 23 weeks of advertising coverage, compared to 29 circulars in 2019. We create regional versions of these circulars to tailor our advertising message based on market differences caused by product availability, climate, and customer preferences.

Our customer database is an important marketing tool that allows us to communicate in a cost-effective manner with our customers, including through e-mail delivery of our circulars, announcement of flash sales, and product-specific promotions. In addition, our BIG Rewards program rewards our customers for making frequent and high-ticket purchases and offers a special birthday reward. We utilize insights gained through the BIG Rewards program to evaluate the effectiveness of our promotions and tailor promotions to our customers’ desires. At January 30, 2021, our BIG Rewards program included nearly 21 million active members who had made a purchase in our stores in the last 12 months.

In 2020, we substantially increased our investment in social media marketing and digital media marketing, which includes Facebook®, Instagram®, Twitter®, Pinterest®, and YouTube®. Our marketing program also employs a traditional television campaign, which combines strategic branding and promotional elements used in most of our other marketing media. Our highly-targeted media placement strategy uses strategically selected networks and programs aired by national cable providers as the foundation of our television advertising. In addition, we use in-store promotional materials, including in-store signage, to emphasize special bargains and significant values offered to our customers. Total advertising expense as a percentage of total net sales was 1.7%, 1.8%, and 1.8% in 2020, 2019, and 2018, respectively.

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

Real Estate

The following table compares the number of our stores in operation at the beginning and end of each of the last five fiscal years:

	2020	2019	2018	2017	2016
Stores open at the beginning of the year	1,404	1,401	1,416	1,432	1,449
Stores opened during the year	24	54	32	24	9
Stores closed during the year	(20)	(51)	(47)	(40)	(26)
Stores open at the end of the year	1,408	1,404	1,401	1,416	1,432

For additional information about our real estate strategy, see the discussion under the caption “Operating Strategy - Real Estate” in the accompanying “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in this Form 10-K.

The following table details our U.S. stores by state at January 30, 2021:

Alabama	29	Maine	6	Ohio	98
Arizona	33	Maryland	26	Oklahoma	18
Arkansas	11	Massachusetts	23	Oregon	15
California	150	Michigan	46	Pennsylvania	68
Colorado	18	Minnesota	1	Rhode Island	1
Connecticut	14	Mississippi	14	South Carolina	35
Delaware	5	Missouri	23	Tennessee	47
Florida	104	Montana	3	Texas	112
Georgia	50	Nebraska	3	Utah	7
Idaho	6	Nevada	12	Vermont	4
Illinois	33	New Hampshire	6	Virginia	40
Indiana	44	New Jersey	29	Washington	27
Iowa	3	New Mexico	11	West Virginia	15
Kansas	7	New York	66	Wisconsin	9
Kentucky	40	North Carolina	72	Wyoming	2
Louisiana	21	North Dakota	1
				Total stores	1,408
				Number of states	47

Of our 1,408 stores, 33% operate in four states: California, Texas, Florida, and Ohio, and net sales from stores in these states represented 33% of our 2020 net sales. We have a concentration in these states based on their size, population, and customer base.

Warehouse and Distribution

The majority of our merchandise offerings are processed for retail sale and distributed to our stores from five regional distribution centers located in Alabama, California, Ohio, Oklahoma, and Pennsylvania.

We select the locations of our distribution centers to help manage transportation costs and to minimize the distance from our distribution centers to our stores. While certain of our merchandise vendors deliver directly to our stores, the large majority of our inventory is staged and delivered from our distribution centers to facilitate prompt and efficient distribution and transportation of merchandise to our stores and help maximize our sales and inventory turnover.

In addition to our regional distribution centers that handle store merchandise, we operate two warehouses within our Ohio distribution center. One warehouse distributes fixtures and supplies to our stores and our five regional distribution centers and the other warehouse supplements our fulfillment center for our e-commerce operations. In 2020, to supplement our e-commerce fulfillment center, we began fulfilling direct-ship e-commerce orders from 47 of our store locations, which we strategically selected based on geographic location, size, and other relevant factors. We continue to evaluate our e-commerce fulfillment capabilities to reduce shipping times.

In 2021, we intend to expand our distribution network by opening two small-format distribution centers, which will be operated by a third party, to increase the efficiency and capacity of our supply chain, and support future growth. These small-format distribution centers will process full-pallet shipments and other bulky items, particularly furniture, which will allow our regional distribution centers to focus on standard carton processing.

For additional information regarding our warehouses and distribution facilities and related initiatives, see the discussion under the caption “Warehouse and Distribution” in “Item 2. Properties” of this Form 10-K.

Seasonality

We have historically experienced seasonal fluctuations in our sales and profitability, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter, which includes the Christmas holiday selling season. In addition, our quarterly net sales and operating profits can be affected by the timing of new store openings and store closings, advertising, and certain holidays. We historically receive a higher proportion of merchandise, carry higher inventory levels, and incur higher outbound shipping and payroll expenses as a percentage of sales in our third fiscal quarter in anticipation of increased sales activity during our fourth fiscal quarter. Performance during our fourth fiscal quarter typically reflects a leveraging effect which has a favorable impact on our operating results because net sales are higher and certain of our costs, such as rent and depreciation, are fixed and do not vary as sales levels escalate. If our sales performance is significantly better or worse during the Christmas holiday selling season, we would expect a more pronounced impact on our annual financial results than if our sales performance is significantly better or worse in a different season. Our net sales as a percentage of full year in the second quarter of 2020 were disproportionately higher as a result of increased demand arising from the COVID-19 pandemic. Due to the ongoing COVID-19 pandemic and the demand volatility we have experienced during the COVID-19 pandemic, the seasonality of our 2021 results may also differ from historical experience.

The following table sets forth the seasonality of net sales and operating profit (loss) for 2020, 2019, and 2018 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2020
Net sales as a percentage of full year	23.2%	26.5%	22.2%	28.1%
Operating profit as a percentage of full year (a)	8.7	71.0	5.0	15.3
Fiscal Year 2019
Net sales as a percentage of full year	24.3%	23.5%	21.9%	30.3%
Operating profit as a percentage of full year (b)	7.7	3.9	50.9	37.5
Fiscal Year 2018
Net sales as a percentage of full year	24.2%	23.3%	22.0%	30.5%
Operating profit (loss) as a percentage of full year	20.8	15.7	(4.4)	67.9

(a) The second quarter of 2020 included a gain on sale of distribution centers and related expenses of $459.1 million related to the sale and leaseback of four distribution centers, which significantly increased second quarter operating profit as a percentage of full year in comparison to 2019 and 2018.
(b) The third quarter of 2019 included a gain on sale of distribution center of $178.5 million, which significantly increased third quarter operating profit as a percentage of full year in comparison to 2018 and 2020.

Human Capital

At January 30, 2021, we had approximately 37,000 active associates comprised of 10,800 full-time and 26,200 part‑time associates. Approximately 71% of the associates we employed during 2020 were employed on a part-time basis. Temporary associates hired for the holiday selling season increased the total number of associates to a peak of approximately 39,100 in 2020. We are not a party to any labor agreements. We require all of our associates to adhere to our code of ethics and workplace safety protocols.

We believe our associates are among our most important resources. We evaluate our human capital management at our stores, distribution centers, and corporate headquarters on the basis of associate engagement, diversity, equity, and inclusion, compensation and benefits, and talent development.

Associate Engagement
We send an associate engagement survey to each of the associates in our corporate headquarters and to our field and distribution center leadership on an annual basis to assess our associate engagement and ask those associates their thoughts on manager effectiveness, performance enablement, and our diversity and inclusion efforts. In 2020, 93% of the associates surveyed responded to the survey with an 82% favorable engagement rate. Based on results of the annual survey, our leaders create action plans to address areas where our associates have told us we can improve.

Diversity, Equity, and Inclusion
We recognize the value of creating a diverse, equitable, and inclusive workplace. As a result, diversity, equity, and inclusion (“DEI”) is a significant component of our human capital management. In 2020, we established our Diversity, Equity, and Inclusion Council (“DEI Council”), which is comprised of associates from our stores, distribution centers, and corporate headquarters who represent various job levels, locations, ages, genders, languages, work shifts, races, sexual orientations, and leadership styles. The DEI Council’s mission is to lead the development and advancement of our DEI strategy. Additionally, we formed a Diversity, Equity, and Inclusion Executive Advisory Committee, which is comprised of senior leaders who provide guidance to the DEI Council, as well as approve our DEI strategy and promote its achievement throughout our organization. In 2021, our DEI strategy for human capital includes, among other things, a focus on recruitment and development of diverse talent, conscious inclusion training, and policy review to prevent bias.

Compensation and Benefits
We offer a competitive compensation and benefits package to our eligible associates including, among other benefits, incentive compensation, performance-based merit pay, paid holidays, paid vacation, 401(k) match, and healthcare coverage, including medical, dental, and vision insurance with health savings account and flexible savings account options. Our compensation and benefits packages are designed to attract and retain high-performing talent. Additionally, we provide our associates with a company discount on our merchandise and our associates redeemed approximately $37 million in corporate discounts in 2020.

Talent Development
Talent development is critical to developing the high-performance culture that we seek to foster. Each of our associates participates in an annual goal-setting process and completes an annual performance review, which is followed by periodic discussions throughout the year to assess progress. Each of our managers also completes an individual development plan on an annual basis to set and track long-term goals. Additionally, our business leaders participate in a succession planning process that serves as a tool for identifying and developing high-potential individuals within our organization as well as ensuring business continuity. We also offer a robust catalog of training and development programs to our associates through our Big Lots University training tool, which covers topics including, but not limited to, workplace harassment, safety, ethics, and job skills.

COVID-19 Response
One of our key business goals during 2020 was to ensure the safety and well-being of our associates during the COVID-19 pandemic. To provide a safe working environment for our associates and our customers, we increased sanitation protocols, secured personal protective equipment for our associates, installed plexiglass at all registers, implemented social distancing and mask protocols at our stores and distribution centers, and implemented daily health screens and temperature checks for all associates. From March 2020 through July 2020, we also provided our non-exempt store and distribution center associates with a $2 per hour wage increase and, in the second quarter of 2020, we made additional bonus payments to our associates. In 2020, we spent more than $50 million on these and other COVID-19 related response efforts.

Available Information

We make available, free of charge, through the “Investors” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as well as our definitive proxy materials filed pursuant to section 14 of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at http://www.sec.gov. In April 2021, we will publish our first Corporate Social Responsibility Report, titled Big Cares, which will be available on our website. The contents of our website are not incorporated into, or otherwise made a part of, this Form 10-K.

Item 1A. Risk Factors

The statements in this item describe material risks to our business and should be considered carefully. In addition, these statements constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

This Form 10-K contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements that may be made by us. Such forward-looking statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. Such statements are commonly identified by using words such as “anticipate,” “estimate,” “approximate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

Operational Risks

If we are unable to successfully refine and execute our operating strategies, our operating performance could be significantly impacted.

There is a risk that we will be unable to meet or exceed our operating performance targets and goals in the future if our strategies and initiatives are unsuccessful. Our ability to execute and/or refine our operating and strategic plans, as necessary, including cost savings initiatives, could impact our ability to meet our operating performance targets. Additionally, we must be able to effectively adjust our operating and strategic plans over time to adapt to an ever-changing marketplace. See the MD&A in this Form 10-K for additional information concerning our operating strategy.

Our inability to properly manage our inventory levels and offer merchandise that meets changing customer demands may materially impact our business and financial performance.
We must maintain sufficient inventory levels to successfully operate our business. However, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels based on evolving customer demands. We obtain slightly less than one quarter of our merchandise directly from vendors outside of the U.S. These foreign vendors often require us to order merchandise and enter into purchase order contracts for the purchase of such merchandise well in advance of the time we offer these products for sale. As a result, we may experience difficulty in rapidly responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. In addition, we attempt to maximize our operating profit and operating efficiency by delivering proper quantities of merchandise to our stores in a timely manner. If we do not accurately anticipate future demand for a particular product or the time it will take to replenish inventory levels, our inventory levels may not be appropriate and our results of operations may be negatively impacted.

Disruption to our distribution network, the capacity of our distribution centers, and our timely receipt of merchandise inventory could adversely affect our operating performance.

We rely on our ability to replenish depleted merchandise inventory through deliveries to our distribution centers and from the distribution centers to our stores by various means of transportation, including shipments by sea, rail and truck carriers. A decrease in the capacity of carriers and/or labor strikes, disruptions or shortages in the transportation industry could negatively affect our distribution network, our timely receipt of merchandise and/or our transportation costs. In addition, disruptions to the U.S. and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, pandemic diseases, governmental budget constraints and other significant events that lead to delays or interruptions of service could adversely affect our business. Also, a fire, earthquake, or other disaster at one of our distribution centers could disrupt our timely receipt, processing and shipment of merchandise to our stores which could adversely affect our business. Additionally, as we seek to expand our operation through the implementation of our online retail capabilities, we may face increased or unexpected demands on distribution center operations, as well as new demands on our distribution network. Lastly, global pandemics, such as the COVID-19 pandemic, could lead to the shutdown of parts, or all, of our distribution network and generally disrupt our ability to receive, process, and ship merchandise to our stores and meet the demand of our customers.

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

We depend on a variety of information technology and computer systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology and computer systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology and computer systems to process transactions, summarize results, and manage our business, including management and distribution of our inventory. Our information technology and computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyberattacks or other security breaches, obsolescence, catastrophic events such as fires, floods, earthquakes, tornados, hurricanes, acts of war or terrorism, and usage errors by our employees or our contractors. In recent years, we have begun using vendor-hosted solutions for certain of our information technology and computer systems, which are more exposed to telecommunication failures.

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

Human Capital Risks

If we are unable to attract, train, and retain highly qualified associates while also controlling our labor costs, our financial performance may be negatively affected.

Our customers expect a positive shopping experience, which is driven by a high level of customer service from our associates and a quality presentation of our merchandise. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of highly qualified associates, while at the same time control labor costs. We compete with other retail businesses for many of our associates in hourly and part-time positions. These positions have historically had high turnover rates, which can lead to increased training and retention costs. In addition, our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of federal, state, or local minimum wage legislation (including the increased possibility of federal, state, and/or local wage rate legislation in 2021), the impact of legislation or regulations governing labor relations or benefits, and health insurance costs.

The loss of key personnel may have a material impact on our future business and results of operations.

We believe that we benefit substantially from the leadership and experience of our senior executives. The loss of the services of these individuals could have a material adverse impact on our business and results of operations. Competition for key personnel in the retail industry is intense, and our future success will depend on our ability to recruit, train, and retain our senior executives and other qualified personnel.

Market and Competitive Risks

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

With the saturation of mobile devices, competition from other retailers in the online retail marketplace is very high and growing. Certain of our competitors, and a number of pure online retailers, have established online operations against which we compete for customers and products. It is possible that the competition in the online retail space may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways. Our operations include an e-commerce platform with multiple fulfillment options to enhance our omnichannel experience. Operating an e-commerce platform is a complex undertaking and there is no guarantee that the resources we have applied to this effort will result in increased revenues or improved operating performance. If our online retailing initiatives do not meet our customers’ expectations, the initiatives may reduce our customers’ desire to purchase goods from us both online and at our brick and mortar stores and may materially adversely affect our business and results of operations.

Deterioration in general economic conditions, disposable income levels, and other conditions, such as unseasonable weather or pandemic diseases, could lead to reduced consumer demand for our merchandise, thereby materially affecting our revenues and gross margin.

Our results of operations can be directly impacted by the health of the U.S. economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, and inflation, and other matters, such as tax reform, natural disasters, pandemic diseases, or terrorist activities, that influence consumer spending. Specifically, our Soft Home, Hard Home, Furniture and Seasonal merchandise categories may be threatened when disposable income levels are negatively impacted by economic conditions. Additionally, the net sales of cyclical product offerings in our Seasonal category may be threatened when we experience extended periods of unseasonable weather. Inclement weather can also negatively impact our Furniture category, as many customers transport the product home personally. In particular, the economic conditions and weather patterns of four states (California, Texas, Florida, and Ohio) are important as approximately 33% of our current stores operate and 33% of our 2020 net sales occurred in these states.

Cybersecurity Risks

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

Despite our procedures, technologies and other information security measures, we cannot be certain that our information technology systems or the information technology systems of our third-party service providers are or will be able to prevent, contain or detect all cyberattacks, cyberterrorism, or security breaches. As evidenced by other retailers who have suffered serious security breaches, we may be vulnerable to data security breaches and data loss, including cyberattacks. A material breach of our security measures or our third-party service providers’ security measures, the misuse of our customer, employee, vendor and company data or information or our failure to comply with applicable privacy and information security laws and regulations could result in the exposure of sensitive data or information, attract a substantial amount of negative media attention, damage our customer or employee relationships and our reputation and brand, distract the attention of management from their other responsibilities, subject us to government enforcement actions, private litigation, penalties and costly response measures, and result in lost sales and a reduction in the market value of our common shares. While we have taken action to mitigate our financial risk, in the event we experience a material data or information security breach, our protection may not be sufficient to cover the impact to our business.

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

Regulatory and Legal Liability Risks

We rely on manufacturers located in foreign countries, including China, for significant amounts of merchandise, including a significant amount of our domestically-purchased merchandise. Our business may be materially adversely affected by risks associated with international trade, including the impact of tariffs and/or sanctions imposed by the U.S. with respect to certain consumer goods imported from China and the impact of the COVID-19 pandemic.

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2020, we purchased approximately 21% of our products, at cost, directly from overseas vendors, including 13% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Global sourcing and foreign trade involve numerous risks and uncertainties beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, pandemic diseases, natural disasters, war, terrorism, trade restrictions and tariffs (including retaliation by the U.S. against foreign practices or by foreign countries against U.S. practices), the financial stability of vendors, or merchandise quality issues. U.S. policy on trade restrictions is ever-changing and may result in new laws, regulations, or treaties that increase the costs of importing goods and/or limit the scope of available foreign vendors. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

The majority of our products and components of our products imported from China are currently subject to tariffs and proposed tariffs. As a result, we are continually evaluating the potential impact of the effective and proposed tariffs on our supply chain, costs, sales, and profitability, and are considering strategies to mitigate such impact, including reviewing sourcing options, exploring first sale valuation strategies, filing requests for exclusion from the tariffs with the U.S. Trade Representative for certain product lines, and working with our vendors and merchants. Given the volatility and uncertainty regarding the scope and duration of these tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain and could be significant. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

The COVID-19 pandemic has led to general manufacturing and supply chain disruption in the U.S. and globally, including manufacturers and supply chains that produce our retail merchandise, supplies, and fixtures. To the extent our manufacturers, supply chain and associated costs are negatively affected by the COVID-19 pandemic, including delayed shipment of seasonally sensitive product offerings, our business, financial condition, results of operations, and liquidity may be materially adversely affected.

Changes in federal or state legislation and regulations, including the effects of legislation and regulations on product safety and hazardous materials, could increase our cost of doing business and adversely affect our operating performance.

We are exposed to the risk that new federal or state legislation, including new product safety and hazardous material laws and regulations, may negatively impact our operations, increase our cost of doing business and adversely affect our operating performance. Changes in product safety legislation or regulations may lead to product recalls and the disposal or write-off of merchandise, as well as fines or penalties and reputational damage. If our merchandise and food products do not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales, increased costs and be exposed to legal and reputational risk.

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

From time to time, we are involved in litigation and regulatory actions, including various collective, class action or shareholder derivative lawsuits that are brought against us for alleged violations of the Fair Labor Standards Act, state wage and hour laws, sales tax and consumer protection laws, False Claims Act, federal securities laws and environmental and hazardous waste regulations. Due to the inherent uncertainties of litigation, we may not be able to accurately determine the impact on us of any future adverse outcome of such proceedings. The ultimate resolution of these matters could have a material adverse impact on our financial condition, results of operations, and liquidity. In addition, regardless of the outcome, these proceedings could result in substantial cost to us and may require us to devote substantial attention and resources to defend ourselves. For a description of certain current legal proceedings, see note 9 to the accompanying consolidated financial statements.

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

Financial Risks

If we are unable to comply with the terms of the 2018 Credit Agreement, our capital resources, financial condition, results of operations, and liquidity may be materially adversely effected.

We may need to borrow funds under our $700 million five-year unsecured credit facility (“2018 Credit Agreement”) from time to time, depending on operating or other cash flow requirements. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of a leverage ratio and a fixed charge coverage ratio. Additionally, we are subject to cross-default provisions under the synthetic lease agreement (the “Synthetic Lease”) that we entered in connection with our distribution center in California. A violation of any of these covenants may permit the lenders to restrict our ability to borrow additional funds, provide letters of credit under the 2018 Credit Agreement and may require us to immediately repay any outstanding loans. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

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

Other Risks

We also may be subject to a number of other factors which may, individually or in the aggregate, materially adversely affect our business, capital resources, financial condition, results of operations and liquidity. These factors include, but are not limited to:

•Changes in governmental laws, case law and regulations, including changes that increase our effective tax rate, comprehensive tax reform, or other matters related to taxation;
•Changes in accounting standards, including new interpretations and updates to current standards;
•A downgrade in our credit rating could negatively affect our ability to access capital or increase our borrowing costs;
•Events or circumstances could occur which could create bad publicity for us or for the types of merchandise offered in our stores which may negatively impact our business results including our sales;
•Fluctuating commodity prices, including but not limited to diesel fuel and other fuels used by utilities to generate power, may affect our gross profit and operating profit margins;
•Infringement of our intellectual property, including the Big Lots trademarks, could dilute their value; and
•Other risks described from time to time in our filings with the SEC.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Retail Operations

All of our stores are located in the U.S., predominantly in strip shopping centers, and have an average store size of approximately 32,700 square feet, of which an average of 22,700 is selling square feet. For additional information about the properties in our retail operations, see the discussion under the caption “Real Estate” in “Item 1. Business” and under the caption “Real Estate” in MD&A in this Form 10-K.

The average cost to open a new store in a leased facility during 2020 was approximately $1.7 million, including the cost of construction, fixtures, and inventory. All of our stores are leased, except for the 50 stores we own in the following states:

State	Stores Owned
California	36
Colorado	3
Florida	3
Louisiana	1
Michigan	1
New Mexico	2
Ohio	1
Texas	3
Total	50

Additionally, we own two closed sites which we are not currently operating and one of those sites is available for sale. Since these owned sites are no longer operating as active stores, they have been excluded from our store counts at January 30, 2021.

Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. Some leases require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of approximately ten years with multiple five-year renewal options. Twenty-six store leases have sales termination clauses that allow us to exit the location at our option if we do not achieve certain sales volume results.

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. As stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The table includes leases for stores with more than one lease and leases for stores not yet open and excludes 18 month-to-month leases and 50 owned locations.

Fiscal Year:	Expiring Leases	Leases Without Options
2021	245	64
2022	204	45
2023	235	46
2024	190	23
2025	204	29
Thereafter	267	7

Warehouse and Distribution

At January 30, 2021, we leased and operated approximately 9.0 million square feet of distribution center and warehouse space in five distribution facilities strategically located across the United States. In the first quarter of 2020, we completed the transition of operations from our former Rancho Cucamonga, CA distribution center to our Apple Valley, CA distribution center, which we opened in the fourth quarter of 2019. The regional distribution centers utilize warehouse management technology, which we believe enables highly accurate and efficient processing of merchandise from vendors to our retail stores. The combined output of our regional distribution centers was approximately 2.4 million merchandise cartons per week in 2020.

Certain vendors deliver merchandise directly to our stores when it supports our operational goal to deliver merchandise from our vendors to the sales floor in the most efficient manner. We operate an e-commerce fulfillment center out of our Columbus, OH warehouse. In 2020, to supplement our Columbus, OH e-commerce fulfillment center, we began fulfilling direct-ship e-commerce orders from 47 of our store locations, which we strategically selected based on geographic location, size, and other relevant factors.

Distribution centers and warehouse space, and the corresponding square footage of the facilities, by location at January 30, 2021, were as follows:

Location	Year Opened	Total Square Footage	Number of Stores Served
		(Square footage in thousands)
Columbus, OH	1989	3,559	323
Montgomery, AL	1996	1,411	304
Tremont, PA	2000	1,295	310
Durant, OK	2004	1,297	253
Apple Valley, CA	2019	1,416	218
Total		8,978	1,408

Corporate Office

In 2018, we moved our corporate headquarters to a new leased facility within Columbus, Ohio. In 2019, we exercised our purchase option to acquire our headquarters facility and completed the purchase transaction in October 2019.

Item 3. Legal Proceedings

For information regarding certain legal proceedings to which we have been named a party or are subject, see note 9 to the accompanying consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

Supplemental Item. Executive Officers of the Registrant

Our executive officers at March 30, 2021 were as follows:

Name	Age	Offices Held	Officer Since
Bruce K. Thorn	53	President and Chief Executive Officer	2018
Gene Eddie Burt	55	Executive Vice President, Chief Supply Chain Officer	2020
Andrej Mueller	44	Executive Vice President, Strategy and Chief Customer Officer	2019
Nicholas E. Padovano	57	Executive Vice President, Chief Stores Officer	2014
Jack A. Pestello	51	Executive Vice President, Chief Merchandising Officer	2020
Jonathan E. Ramsden	56	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	2019
Ronald A. Robins, Jr.	57	Executive Vice President, Chief Legal and Governance Officer, General Counsel and Corporate Secretary	2015
Michael A. Schlonsky	54	Executive Vice President, Chief Human Resources Officer	2000

Bruce K. Thorn is our President and Chief Executive Officer. Before joining Big Lots in September 2018, he served as President and Chief Operating Officer of Tailored Brands, Inc., a leading specialty retailer of men’s tailored clothing and formalwear, from 2015 to 2018. Mr. Thorn also held various enterprise-level roles with PetSmart, Inc., most recently as Executive Vice President, Store Operations, Services and Supply Chain, as well as leadership positions with Gap, Inc., Cintas Corp, LESCO, Inc. and The United States Army.

Gene Eddie Burt is responsible for our supply chain and logistics. He was promoted to Executive Vice President, Chief Supply Chain Officer in January 2021 after serving as our Senior Vice President, Supply Chain since joining us in March 2019. Prior to joining us, Mr. Burt served as the Executive Vice President of Merchandising and Supply Chain at GNC Holdings, a specialty nutrition retailer. Additionally, Mr. Burt spent eight years with PetSmart, Inc., in multiple Vice President and Senior Vice President roles focusing on distribution, transportation, supply chain, and real estate development. His experience also includes logistics and supply chain roles with Tuesday Morning Corporation and Home Depot, Inc..

Andrej Mueller is responsible for business strategy and marketing. Mr. Mueller was promoted to Executive Vice President, Strategy and Chief Customer Officer in May 2020. Mr. Mueller joined us in October 2019 as Executive Vice President, Business Strategy. Prior to joining us, Mr. Mueller spent 18 years at Boston Consulting Group, an international management consulting firm, where he most recently was a partner and managing director. He has over 15 years of experience in the consumer products sector across a broad range of categories including personal care, snacks, beverages, cheese and dairy, and durable goods. He has worked in both developed and developing trade environments in Western and Eastern Europe, Russia, the Middle East, South Africa, and Latin America.

Nicholas E. Padovano is responsible for store operations and customer engagement. He was promoted to Executive Vice President, Chief Stores Officer in March 2021. Mr. Padovano joined us in 2014 as Senior Vice President, Store Operations. Prior to joining us, Mr. Padovano was an executive at the Hudson Bay Company, a department store retailer, where he was responsible for store operations of the Bay and Zellers brands. Additionally, Mr. Padovano served as Head of Stores, Distribution and Supply Chain for Lowes Canada, a home improvement retailer.

Jack A. Pestello is responsible for merchandising and global sourcing, merchandise presentation, and merchandise planning and allocation. Mr. Pestello joined us in July 2020 as Executive Vice President, Chief Merchandising Officer following seven years in leadership roles at Walmart Inc., an international retailer, where he most recently served as Senior Vice President and General Merchandise Manager for Walmart Inc.’s grocery business, after having served as Senior Vice President, Private Brands and Vice President of Walmart Inc’s International Division. Additionally, Mr. Pestello has previously served in leadership roles with Woolworths Group Ltd., an international retailer, and Daymon Worldwide, Inc., an international retail branding and sourcing consultant.

Jonathan E. Ramsden is responsible for financial reporting and controls, financial planning and analysis, treasury, risk management, tax, internal audit, investor relations, real estate, and asset protection. Mr. Ramsden joined us in August 2019 as Executive Vice President, Chief Financial Officer and Chief Administrative Officer. Prior to joining us, Mr. Ramsden served for over seven years with Abercrombie & Fitch Co., an apparel retailer, as Chief Financial Officer and then later Chief Operating Officer. Additionally, Mr. Ramsden spent 10 years as Chief Financial Officer of TBWA Worldwide, a global marketing services group, after having served as Controller of TBWA’s parent, Omnicom Group Inc.

Ronald A. Robins, Jr. is responsible for legal affairs, corporate governance and related matters. Mr. Robins was promoted to Executive Vice President in September 2019, and now serves as the Chief Legal and Governance Officer. Prior to that, Mr. Robins served as Senior Vice President, General Counsel and Corporate Secretary since joining us. Prior to joining us, Mr. Robins was a partner at Vorys, Sater, Seymour and Pease LLP and also previously served as General Counsel, Chief Compliance Officer, and Secretary of Abercrombie & Fitch Co., an apparel retailer.

Michael A. Schlonsky is responsible for talent management and oversight of human resources. He was promoted to Executive Vice President in August 2015, and now serves as the Chief Human Resources Officer. He was promoted to Senior Vice President, Human Resources in August 2012 and promoted to Vice President, Associate Relations and Benefits in 2010. Prior to that, Mr. Schlonsky was promoted to Vice President, Associate Relations and Risk Management in 2005. Mr. Schlonsky joined us in 1993 as Staff Counsel and was promoted to Director, Risk Management in 1998, and to Vice President, Risk Management and Administrative Services in 2000.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.”

The following table sets forth information regarding our repurchase of common shares during the fourth fiscal quarter of 2020:

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2020 - November 28, 2020	3	$47.47	—	$400,000
November 29, 2020 - December 26, 2020	1,010	45.30	1,009	354,305
December 27, 2020 - January 30, 2021	561	48.31	561	327,167
Total	1,574	$46.38	1,570	$327,167

(1)     The 2020 Repurchase Authorization is comprised of an August 27, 2020 authorization by our Board of Directors for the repurchase of up to $500.0 million of our common shares. During the fourth quarter of 2020, we purchased approximately 1.6 million of our common shares for approximately $72.8 million under the 2020 Repurchase Authorization. The 2020 Repurchase Authorization has no scheduled termination date.

(2)     In November 2020, December 2020, and January 2021, in connection with the vesting of certain outstanding restricted stock units, we acquired 2,764, 752, and 11 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

At the close of trading on the NYSE on March 26, 2021, there were approximately 849 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal years ended January 30, 2021, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended January 28, 2017, February 3, 2018, February 2, 2019, February 1, 2020 and January 30, 2021. The graph and table assume that $100 was invested on January 30, 2016, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
$350
$300
$250
$200
$150
$100
$50
$0
1/30/16
1/28/17
2/03/18
2/02/19
2/01/20
1/30/21
Big Lots, Inc.
S&P 500 Index
S&P 500 Retailing Index

	Indexed Returns
	Years Ended
	Base Period
	January	January	January	January	January	January
Company / Index	2016	2017	2018	2019	2020	2021
Big Lots, Inc.	$100.00	$127.64	$154.50	$86.44	$77.91	$180.46
S&P 500 Index	100.00	120.87	148.47	148.38	180.37	211.48
S&P 500 Retailing Index	$100.00	$118.55	$167.52	$181.29	$218.65	$309.14

Item 6. Selected Financial Data

The following statements of operations and balance sheet data have been derived from our consolidated financial statements and should be read in conjunction with MD&A and the consolidated financial statements and related notes included herein.

	Fiscal Year
(In thousands, except per share amounts and store counts)	2020 (a)	2019 (a)	2018 (a)	2017 (b)	2016 (a)
Net sales	$6,199,186	$5,323,180	$5,238,105	$5,264,362	$5,193,995
Cost of sales (exclusive of depreciation expense shown separately below)	3,701,800	3,208,498	3,116,210	3,121,920	3,094,576
Gross margin	2,497,386	2,114,682	2,121,895	2,142,442	2,099,419
Selling and administrative expenses	1,965,555	1,823,409	1,778,416	1,723,996	1,730,956
Depreciation expense	138,336	134,981	124,970	117,093	120,460
Gain on sale of distribution centers	(463,053)	(178,534)	—	—	—
Operating profit	856,548	334,826	218,509	301,353	248,003
Interest expense	(11,031)	(16,827)	(10,338)	(6,711)	(5,091)
Other income (expense)	(911)	(451)	(558)	712	1,387
Income before income taxes	844,606	317,548	207,613	295,354	244,299
Income tax expense	215,415	75,084	50,719	105,522	91,471
Net income	$629,191	$242,464	$156,894	$189,832	$152,828
Earnings per common share - basic:	$16.46	$6.18	$3.84	$4.43	$3.37
Earnings per common share - diluted:	$16.11	$6.16	$3.83	$4.38	$3.32

Weighted-average common shares outstanding:
Basic	38,233	39,244	40,809	42,818	45,316
Diluted	39,067	39,351	40,962	43,300	45,974
Cash dividends declared per common share	$1.20	$1.20	$1.20	$1.00	$0.84
Balance sheet data:
Total assets (c)	$4,037,257	$3,189,281	$2,023,347	$1,651,726	$1,607,707
Working capital (c)	585,165	193,129	489,443	432,365	315,784
Cash and cash equivalents	559,556	52,721	46,034	51,176	51,164
Long-term debt	35,764	279,464	374,100	199,800	106,400
Shareholders’ equity	$1,277,731	$845,464	$693,041	$669,587	$650,630
Cash flow data:
Cash provided by operating activities	$399,349	$338,970	$234,060	$250,368	$311,925
Cash provided by (used in) investing activities	$452,987	$(74,480)	$(376,473)	$(156,508)	$(84,701)
Store data:
Total gross square footage	46,008	45,453	44,500	44,638	44,570
Total selling square footage	32,016	31,705	31,217	31,399	31,519
Stores open at end of the fiscal year	1,408	1,404	1,401	1,416	1,432

(a)The period presented is comprised of 52 weeks.
(b)The period presented is comprised of 53 weeks.
(c)In 2019, we adopted Accounting Standards Update 2016-02, Leases (Topic 842). As such, 2020 and 2019 include right-of-use assets and operating lease liabilities and are not comparable to the other fiscal years presented.

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

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal years 2020, 2019, and 2018 were comprised of 52 weeks. Fiscal year 2021 will also be comprised of 52 weeks.

Operating Results Summary

The following are the results from 2020 that we believe are key indicators of our financial condition and results of operations when compared to 2019.

•Net sales increased $876.0 million, or 16.5%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce operations, increased $816.1 million, or 16.1%.
•Gross margin dollars increased $382.7 million and gross margin rate increased 60 basis points to 40.3% of net sales.
•Selling and administrative expenses increased $142.2 million. However, as a percentage of net sales, selling and administrative expenses decreased 260 basis points to 31.7% of net sales.
•Gain on sale of distribution centers increased $284.6 million to $463.1 million resulting from the sale of four distribution centers in 2020 compared to the sale of one distribution center in 2019.
•Operating profit increased $521.7 million to $856.5 million.
•Diluted earnings per share increased 161.5% to $16.11 per share, compared to $6.16 per share in 2019.
•Our return on invested capital increased to 48.4% from 21.2%.
•Cash and cash equivalents increased $506.9 million to $559.6 million compared to $52.7 million in 2019.
•Inventory of $940.3 million represented a $19.0 million increase, or 2.1%, from 2019.
•We acquired 3.8 million of our outstanding common shares for $172.8 million under our 2020 Repurchase Authorization (as defined below) compared to 1.3 million of our outstanding common shares for $50.0 million, under share repurchase programs in 2019.
•We declared and paid four quarterly cash dividends in the amount of $0.30 per common share, for a total paid amount of $47.0 million.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.7	60.3	59.5
Gross margin	40.3	39.7	40.5
Selling and administrative expenses	31.7	34.3	34.0
Depreciation expense	2.2	2.5	2.4
Gain on sale of distribution centers	(7.5)	(3.4)	0.0
Operating profit	13.8	6.3	4.2
Interest expense	(0.2)	(0.3)	(0.2)
Other income (expense)	(0.0)	(0.0)	(0.0)
Income before income taxes	13.6	6.0	4.0
Income tax expense	3.5	1.4	1.0
Net income	10.1%	4.6%	3.0%

See the discussion below under the caption “2020 Compared To 2019” for additional details regarding the specific components of our operating results. See our Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended February 1, 2020 for a comparison of operating results for 2019 to operating results for 2018.

In 2020, we recognized a gain on sale of distribution centers of $463.1 million related to the sale and leaseback of four distribution centers. Additionally, our selling and administrative expenses include $4.0 million of consulting and other costs associated with the sale and leaseback transactions. The combined gain on sale of distribution centers and associated consulting and other expenses increased our operating profit by $459.1 million and increased our diluted earnings per share by approximately $8.75 per share. See note 10 to the accompanying consolidated financial statements for additional information on the sale and leaseback transactions.

In 2019, our cost of sales includes a $6.0 million charge for impairment of inventory in our greeting cards department, which we chose to exit in the first quarter of 2019. Additionally, our selling and administrative expenses include $38.3 million of costs associated with our transformational restructuring initiative, which we refer to as “Operation North Star”, announced in the first quarter of 2019 and $7.3 million in estimated costs associated with employee wage and hour claims brought against us in the state of California. We also recognized a gain on sale of distribution center of $178.5 million related to the sale of our Rancho Cucamonga, CA distribution center which increased our 2019 operating profit by $178.5 million and increased our diluted earnings per share by approximately $3.47 per share. See note 10 to the accompanying consolidated financial statements for additional information on this sale transaction.

Operating Strategy

In 2019, the Company completed an initial, comprehensive review of its operating strategy. The outcome of the review was a multi-year plan for a strategic transformation, which we refer to as “Operation North Star.”

Operation North Star
Operation North Star has three primary objectives:
•Drive profitable long-term growth;
•Fund the journey; and
•Create long-term shareholder value.

Drive profitable long-term growth
The “drive profitable long-term growth” objective of Operation North Star is focused on growing our net sales, which includes:
•Strengthening our home offerings (“Home”), which spans our Furniture, Seasonal, and Soft Home merchandise categories, as a destination for Jennifer;
•Growing our own brands, especially our Broyhill® brand;
•Growing store traffic;
•Responsibly investing in store presentation initiatives to create an easy shopping experience;
•Growing our store count; and
•Growing our e-commerce sales.
Fund the journey
The “fund the journey” objective of Operation North Star is focused on reducing costs so we can invest those savings in the growth areas of our business, which includes:
•Expanding our gross margin rate;
•Increasing store efficiency and productivity;
•Increasing organizational efficiency;
•Encouraging a culture of frugality; and
•Continuously analyzing our purchasing habits and vendor agreements to ensure we are maximizing our buying power and making cost-effective decisions.

Create long-term shareholder value
The “create long-term shareholder value” objective is the culmination of our “drive profitable long-term growth” and “fund the journey” objectives. If we effectively execute the first two objectives of Operation North Star, we believe that we will deliver value to our shareholders through earnings growth over time. In addition, we continue to optimize our capital allocation to support Operation North Star initiatives while returning capital to our shareholders, when appropriate.

Enablers
In recognition of the importance of having the appropriate technology and processes in place to achieve our “drive profitable long-term growth” and “fund the journey” objectives, we have established several enabler work streams with the following objectives:
•Improve in-store engagement;
•Scale supply chain capabilities; and
•Nurture a high performance culture.

Operation North Star Progress
In 2020, we successfully completed the following under our Operation North Star strategy:
•Grew our Broyhill® brand offerings to account for over $400 million of net sales in 2020;
•Grew our net store count by four stores, which is our second consecutive year of net store growth;
•Implemented our presentation initiatives, The Lot and Queue Line, in approximately 50% of our chain;
•Completed our Pantry Optimization project in our full chain of stores;
•Developed curbside pickup capabilities for our buy online pick up in store (“BOPIS”) orders;
•Partnered with Instacart® and PICKUP® to provide same-day delivery;
•Achieved 82% favorable associate engagement rate, which is above our retail industry benchmark;
•Increased our customer satisfaction score, which is based on survey results, by 600 bps to approximately 81%
•Expanded our gift card offerings to our e-commerce platform and third-party gift card sellers; and
•Expanded our e-commerce distribution network by implementing ship-from-store capabilities in 47 of our stores.

Next Steps
In 2021, we plan to implement the following initiatives to achieve our Operation North Star goals:
•Expand our presentation initiatives, The Lot and Queue Line, to approximately 550 additional stores in our chain;
•Expand our distribution network by opening two small-format distribution centers to enable efficient processing of bulky items and full-pallet shipments;
•Implement a space planning tool to improve space productivity and insights;
•Expand our Broyhill® offerings to include housewares and kitchen textiles;
•Continue to grow our store count;
•Update the user interface of our e-commerce platform for easier online shopping; and
•Invest in e-commerce analytics tools for better insights into our customers’ online shopping habits.

Merchandising

We focus our merchandising strategy on (1) being the authority on price and value to Jennifer in all of our merchandise categories and (2) providing a merchandise assortment that surprises and delights her. Under Operation North Star, our merchandising strategy is also focused on strengthening our Home offerings. Home is an area where we believe Jennifer gives us the right to play and where we believe we can play to win.

Strengthening Home begins with growing our own brands, particularly the Broyhill® brand, an iconic brand that we acquired in 2018. We launched the Broyhill® brand of product offerings in late 2019 with initial product offerings in our Furniture, Seasonal, Soft Home, and Hard Home merchandise categories. Available both in-store and online, we believe the Broyhill® assortment strengthens our Home assortment with a high-quality product offering at a value-based price that Jennifer finds attractive. In 2020, we expanded our assortment of Broyhill® products and our customers responded positively. Our Broyhill®-related net sales exceeded $400 million in 2020. In 2021, we plan to expand our Broyhill® assortment to include housewares and kitchen textiles.

We believe our merchandising strategies for Furniture, Seasonal, and Soft Home position us to surprise and delight Jennifer with our Home offerings:

•Our Furniture category primarily focuses on being a destination for our core customer’s home furnishing needs, such as upholstery, mattresses, case goods, and ready-to-assemble. In Furniture, we believe our competitive advantage is attributable to our sourcing relationships, our in-store availability, and everyday value offerings. A significant majority of our offerings in this category consist of replenishable products sold under our own brands or sourced from recognized brand-name manufacturers. Our long-standing relationships with certain brand-name manufacturers, most notably in our mattresses and upholstery departments, allow us to work directly with them to create product offerings specifically for us, which enables us to provide a high-quality product at a competitive price. Additionally, we believe our “buy today, take home today” practice of carrying in-stock inventory of our core furniture offerings, which allows Jennifer to take home her purchase at the end of her shopping experience, positively differentiates us from our competition. We encourage Jennifer to shop and buy our products online anytime and anywhere, and we invite her into our stores to touch and feel the quality and comfort of our products. Additionally, Jennifer can have furniture delivered to her door same-day through PICKUP®, our new national delivery partner. We believe that offering a focused assortment, which is displayed in furniture vignettes, provides Jennifer a solution for decorating her home when combined with our home décor offerings. Supplementing our merchandising and presentation strategies, we provide multiple third-party financing options for our customers who may be more challenged for approval in traditional credit channels. Our financing partners are solely responsible for the credit approval decisions and carry the financial risk.

•Our Seasonal category strengthens Home with our patio furniture, gazebos, Christmas trim, and other holiday departments. We believe we have a competitive advantage in this category by offering trend-right products with a strong value proposition in our own brands. We have a large selection of samples assembled and displayed throughout the seasonal section of our store and have packaged the box stock so that it is very easy for Jennifer to purchase and take home. Much of this merchandise is sourced on an import basis, which allows us to maintain our competitive pricing. Additionally, our Seasonal category offers a mix of departments and products that surprise and delight by complementing her outdoor experience and holiday decorating desires. We continue to work with our vendors to expand the product assortment in our Seasonal category to respond to Jennifer’s evolving wants and needs.

•Our Soft Home category complements our Furniture and Seasonal categories in making our stores a destination for a broader range of Home needs. Over the past several years, we have enhanced our assortment in Soft Home by allocating more selling space to the category to support a wider range of replenishable, fashion-based products. We believe that we have a competitive advantage in Soft Home as a result of our trend-right, focused assortment with improved quality and perceived value, and our ability to furnish Jennifer’s home with décor that complements an in-store furniture purchase. We have worked to develop a “solutions” approach to complete a room through our cross-merchandising efforts, particularly color palette coordination, when combining our Soft Home offerings with our Furniture and Seasonal categories. We believe that this approach helps Jennifer envision how the product can work in her home and enhances our brand image.

We consider Food, Consumables, Hard Home, and Electronics, Toys, & Accessories as convenience categories:

•Our Food and Consumables categories focus primarily on catering to Jennifer’s daily essentials by providing reliable value, consistency, and convenience of product offerings. We believe we possess a competitive advantage in the Food and Consumables categories based on our sourcing capabilities for closeout merchandise. Manufacturers and vendors have closeout merchandise for a variety of different reasons, including other retailers canceling orders or going out of business, production overruns, or marketing or packaging changes. We believe our vendor relationships, along with our size and financial strength, afford us these opportunities. To supplement our closeout business, we have focused on improving and expanding our brand name, “never out” product assortment to provide more consistency in those areas where Jennifer desires consistently available product offerings, such as over-the-counter medications. We believe that we have added top brands to our “never out” programs in Consumables and that our assortment and value proposition will continue to differentiate us in this highly competitive industry. In 2020, we reallocated space from the Food category to the Consumables category through our “Pantry Optimization” initiative, which right-sized our food assortment, including reducing our refrigerated foods, and allowed us to expand the “never out” Consumables assortment that Jennifer has told us she loves.

•We believe that our Hard Home and Electronics, Toys, & Accessories categories serve as convenient adjacencies to our other merchandise categories. Over the past several years, with the exception of apparel, we have intentionally narrowed our assortments in these categories and reallocated space from these categories to our Home categories. These categories focus on value, and savings in comparison to competitors, in areas such as food prep, table top, home maintenance, small appliances, electronics, and apparel. In 2020, we expanded our apparel assortment to include graphic tees following a successful test during 2019. These graphic tees are primarily displayed in The Lot, but also appear in other sections of our store. Additionally, during 2020, we took advantage of several well-received closeout opportunities to expand our apparel offering and we intend to continue seeking apparel closeouts going forward.

Our merchandising management team is aligned with our merchandise categories, and their primary goal is to increase our total company comparable sales (“comp” or “comps”), which includes stores open at least fifteen months, plus our e-commerce operations. Our review of the performance of the members of our merchandise management team focuses on comps by merchandise category, as we believe it is the key metric that will drive our long-term net sales. By focusing on strengthening our Home offerings, and managing our convenience categories, we believe our merchandise management team can effectively address the changing shopping behaviors of our customers and implement more focused offerings within each merchandise category, which we believe will lead to continued comp growth.

Marketing

The top priority of our marketing activities is to increase our net sales and comps by developing our brand identity as (1) the authority on price and value for Jennifer and (2) a source of surprise and delight. Over the past few years, we have reviewed our brand identity to gain further insights into Jennifer’s perception of us and how best to improve the overall effectiveness of our marketing efforts. Our research has affirmed that Jennifer is deal-driven, enjoys a “treasure hunt,” comes to us for our value-priced merchandise assortment, and appreciates our ability to assist her in fashioning and furnishing her home so that she can feel empowered to enjoy the space with family and friends. We believe our strong price value perception and the surprise and delight factor in our stores enhances our ability to effectively connect with Jennifer in a way that lets her understand when shopping at Big Lots, she can afford to live Big, while saving Lots.

In an effort to align our messaging with the positive aspects of Jennifer’s perception of our brand, we have focused our marketing efforts on driving our value proposition in every season and category. We continue to increase our use of social and digital media outlets, including conducting entire campaigns through these outlets (specifically on Facebook®, Instagram®, Pinterest®, Twitter®, and YouTube®), to drive an increased understanding of our value proposition with our core customer and to communicate that message to new potential customers. These outlets enable us to deliver our message directly to Jennifer and provide her with the opportunity to share direct feedback with us, which can enhance our understanding of what is most important to her and how we can improve the shopping experience in our stores. Given our customer’s proficiency with mobile devices and digital media, we focus on communicating with her through those channels.

Our BIG Rewards Program allows us to more effectively incentivize our loyal customers and encourage new membership by highlighting the significant features and benefits. Our loyalty program rewards Jennifer with a coupon after every third purchase, a birthday reward offer, and special rewards after large-ticket furniture purchases. Research has shown there is a direct correlation between loyal, frequent shoppers and a larger basket. We believe that growing the membership base of the BIG Rewards Program will provide more opportunities to understand and leverage customer behavior through segmentation. We leverage our rewards program database to gain insights into shopping behaviors, reengage lapsed members, and tailor our assortment and promotions to Jennifer’s desires. At January 30, 2021, our BIG Rewards Program had nearly 21 million active members (defined as having made a purchase in the last 12 months) and we are focused on continuing to grow the membership base of our BIG Rewards Program in 2021.

In addition to electronic, social and digital media, our marketing communication efforts involve a mix of television advertising, printed ad circulars, and in-store signage. The primary goals of our television advertising are to promote our brand and, from time to time, promote products or special discounts in our stores. We have also shifted towards using more digital streaming media in concentrated markets, which allows us to connect more deeply and frequently with Jennifer. Our printed advertising circulars and our in-store signage initiatives focus on promoting our value proposition on our unique merchandise offerings.

Shopping Experience

One of the core objectives of Operation North Star is to responsibly invest in store presentation initiatives that create an easy shopping experience for our customers.

From 2017 through 2019, we invested heavily in a presentation initiative we called “Store of the Future,” which moved our Furniture department to the front center of the store with Seasonal and Soft Home on either side and moved Food and Consumables to the back of the store, while keeping them visible with clear sight lines from the entrance of the store. Additionally, the Store of the Future concept included improved lighting and new flooring. Prior to 2020, we intended to expand the Store of the Future concept to our entire chain of stores. In 2020, we reevaluated our investment in the Store of the Future concept and chose to shift our focus to smaller scale initiatives, such as The Lot and Queue Line initiatives discussed below, that we believe will have a higher return on our investment. Therefore, we do not plan to invest in the Store of the Future concept going forward.

In 2020, we implemented a presentation solution we call “The Lot” in approximately 50% of our stores. We designed The Lot to add incremental selling space to our store layout and display items from various merchandise categories placed in vignettes to promote life’s occasions, such as fall tailgating. The Lot offers surprise and delight to Jennifer by demonstrating the breadth and value of products that we offer in one convenient experience. Our expectation is to re-introduce Jennifer to the “treasure” that we offer, while removing the challenges of the “hunt” from the experience. In 2021, we plan to expand The Lot to approximately 550 additional stores.

Also in 2020, we implemented a streamlined checkout experience in approximately 50% of our stores that we call the “Queue Line,” which features a reconfigured checkout design. The Queue Line both enhances the customer experience and builds a bigger basket as our customers walk by new and expanded convenience offerings as they check out. Furthermore, the Queue Line creates additional selling space for our Furniture merchandise category. In 2021, we plan to expand the Queue Line to approximately 550 additional stores.

As discussed above in “Merchandising,” in 2020, we reallocated space from the Food category to the Consumables category as part of our Pantry Optimization project. This project streamlined our Food assortment and added more staple Consumables offerings to provide the consistency that drives our customers to keep coming back to our stores. We believe this initiative has resonated well with our customers and we are continuing to refine our assortments to meet her needs.

In addition to our efforts to improve the in-store shopping experience, Operation North Star is focused on improving our e-commerce shopping experience and growing e-commerce net sales. Our efforts are centered around removing barriers, creating a fun and easy experience, and expanding the items available for purchase online. Over the last few years, we have made a concerted effort to increase our “extended aisle” assortments on our e-commerce platform, which offer additional fabric and color options on products in our Furniture and Seasonal categories, including items only available online. In 2019, we launched our BOPIS program nationwide, which has allowed us to nearly double the available SKUs online. In 2020, we launched curbside pickup to supplement our BOPIS service, began selling gift cards online, reduced shipping times by expanding our distribution network to include ship-from-store capabilities at 47 stores around the country, and introduced same-day delivery of all items available in our stores through our partnerships with Instacart® and PICKUP®. In 2021, we plan to update the user interface of our e-commerce site to create an easier shopping experience and implement new analytics tools so we can gain better insights into our customer’s online shopping habits to fuel future improvements to the user experience.

Lastly, we continue to offer a private label credit card and our Easy Leasing lease-to-own solutions for customer financing and a coverage/warranty program, focused on our Furniture and Seasonal merchandise categories, to round out Jennifer’s experience. Our private label credit card provides access to revolving credit, through a third party, for use on both larger ticket items and daily purchases. Our Easy Leasing lease-to-own program provides a single use opportunity for access to third-party financing. Our coverage/warranty program provides a method for obtaining multi-year warranty coverage for Furniture purchases. In 2021, we plan to expand our coverage/warranty program to include additional merchandise categories and offer coverage/warranty plans on our e-commerce platform.

Real Estate

Historically, we had determined that our average store size of approximately 22,000 selling square feet was appropriate for us to provide our core customer with a positive shopping experience and properly present a representative assortment of merchandise categories that our core customer finds meaningful. As we have shifted our net sales to a higher proportion of Furniture, we have chosen to gradually expand the size of our new stores to accommodate the Furniture vignettes.

From 2017 through 2019, we remodeled existing stores and opened new stores in our Store of the Future layout. In 2020, we reevaluated our investment in the Store of the Future concept and chose to shift our focus to smaller scale initiatives that we believe will generate higher returns.

Our current real estate development plans include a focus on growing our store count, which we expect to increase by 15 to 25 stores in 2021, and refreshing select older stores in our fleet, which includes low-cost updates to paint, flooring, restrooms, and exterior signage.

During 2021, we anticipate opening 50 to 60 stores and closing approximately 35 of our existing locations, which includes approximately 20 relocations within the same market. As discussed in “Item 2. Properties,” of this Form 10-K, we have 245 store leases that will expire in 2021. The majority of our 2021 closings will involve the relocation of stores to improved locations within the same local market, with the balance resulting from a lack of renewal options or our belief that a location’s sales and operating profit volume are not strong enough to warrant additional investment in the location. As part of our evaluation of potential store closings, we consider our ability to transfer sales from a closing store to other nearby locations and generate a better overall financial result for the geographic market. For our remaining store locations with fiscal 2021 lease expirations, we expect to exercise our renewal option or negotiate lease renewal terms sufficient to allow us to continue operations and achieve an acceptable return on our investment. As we increase our capital investment in our stores, we have collaborated with our landlords to negotiate longer lease terms and renewal options.

2020 COMPARED TO 2019

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comps in 2020 compared to 2019 were as follows:

(In thousands)	2020		2019		Change		Comps
Furniture	$1,736,932	28.0%	$1,427,129	26.8%	$309,803	21.7%	20.5%
Soft Home	1,048,970	16.9	853,434	16.0	195,536	22.9	22.8
Consumables	932,259	15.0	803,593	15.1	128,666	16.0	16.6
Seasonal	815,378	13.2	773,720	14.6	41,658	5.4	5.4
Food	798,950	12.9	757,351	14.2	41,599	5.5	5.6
Electronics, Toys, & Accessories	438,450	7.1	344,947	6.5	93,503	27.1	26.9
Hard Home	428,247	6.9	363,006	6.8	65,241	18.0	18.4
Net sales	$6,199,186	100.0%	$5,323,180	100.0%	$876,006	16.5%	16.1%

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

Net sales increased $876.0 million, or 16.5%, to $6,199.2 million in 2020, compared to $5,323.2 million in 2019. The increase in net sales was due to comp increases in each of our merchandise categories, with an overall comp increase of 16.1%, which increased net sales by $816.1 million. Additionally, there was a $59.9 million increase in net sales from our non-comparable stores, driven by increased sales in our new and relocated stores compared to our closed stores and the net increase of four stores in 2020.

In 2020, we experienced a favorable impact to net sales due to our position as an “essential retailer” during the COVID-19 pandemic and an increased demand for our home products as customers were spending more time at home. In the first quarter, we experienced a significant increase in demand for “Essential Products”, which we define as food, consumables, health products, and pet supplies. The primary impact was in our Food and Consumables merchandise categories as customers began stocking up on Essential Products as concern over the COVID-19 pandemic grew. From the end of the first quarter through the second quarter of 2020, we experienced a surge in demand in our Furniture, Seasonal, Soft Home, and Hard Home categories driven by the release of government stimulus and unemployment funds under the Coronavirus Aid, Relief, and Economic Security (CARES) Act of 2020. Following the release of government stimulus and unemployment funds, a “nesting” trend emerged. As a result of spending more time at home, customers chose to invest more in their home which drove a continued demand in our Furniture, Soft Home, and Hard Home through the balance of 2020. We experienced earlier-than-usual Christmas holiday sales late in the third quarter of 2020 and early in the fourth quarter of 2020, which, combined with an intentional reduction in Christmas inventory purchases due to demand uncertainty in the Spring of 2020, led to lower levels of Christmas seasonal inventory and had an unfavorable impact on net sales early in the fourth quarter of 2020. Late in the fourth quarter, we experienced a favorable impact to net sales due to the release of a second round of government stimulus funds.

In 2020, we introduced The Lot and the Queue Line initiatives in approximately 50% of our stores, which also contributed to the increased net sales and positive comps compared to 2019. Additionally, the impact of our Pantry Optimization project, which was completed late in the third quarter of 2020, contributed to the increased net sales and positive comps in comparison to 2019.

We believe we have successfully retained the new customers we attracted as a result of our position as an essential retailer and we have seen a positive response to our strategic initiatives and our product assortment’s alignment with customer demand.

All of our merchandise categories generated increased net sales and positive comps in 2020 compared to 2019:
•Our Furniture and Soft Home categories experienced increased net sales and positive comps during 2020, driven by our customers choosing to invest in home furnishings and home decor as a result of nesting trends throughout 2020, as well as a surge in demand following the release of government stimulus and unemployment funds in the second and fourth quarters of 2020. Additionally, customers have responded positively to our brand-name mattress assortment and our Broyhill® assortments.

•The increased sales and positive comps in our Food and Consumables categories were driven primarily by a surge in demand for Essential Products during the COVID-19 pandemic. Additionally, the Consumables category benefited from the completion of our Pantry Optimization project, which reallocated linear square footage from the Food category to the Consumables category.
•Our Seasonal category experienced an increase in net sales and positive comps driven by the summer, lawn & garden, and harvest departments. These increases were primarily driven by nesting trends, as our customers have spent more time in their homes throughout the COVID-19 pandemic, which increased their desire to decorate for holidays and invest in outdoor furniture and lawn maintenance. Additionally, we benefited from increased sales of high-ticket items such as patio furniture following the release of government unemployment and stimulus funds in mid-April 2020. Our customers have also continued to respond well to our Broyhill® patio furniture assortments. The increase in net sales and comps in our Seasonal category was partially offset by a decrease in net sales and comps in our Christmas department, which was due to our decision in the Spring of 2020 to reduce our Christmas inventory purchases based on discretionary spending concerns connected with the COVID-19 pandemic. While we worked to increase our Christmas purchases when pandemic-related economic concerns subsided, we were unable to reach inventory levels that met our pre-pandemic planned purchases and customer demand.
•The increase in net sales and comps in the Electronics, Toys, & Accessories category was driven by our toys, apparel, and accessories departments. The increase was primarily due to the introduction of these products into The Lot and Queue line presentations in 2020.
•Hard Home experienced increased sales and positive comps driven by an increase in our small appliances, table top, and food preparation departments. Despite space reductions and the exit from our greeting card offering, we experienced high demand for products that improve our customers’ at-home dining experience.

Gross Margin
Gross margin dollars increased $382.7 million, or 18.1%, to $2,497.4 million in 2020, compared to $2,114.7 million in 2019. The increase in gross margin dollars was primarily due to an increase in net sales, which increased gross margin dollars by $348.0 million. Gross margin as a percentage of net sales, or gross margin rate, increased 60 basis points to 40.3% in 2020 compared to 39.7% in 2019. The gross margin rate increase was primarily due to a lower markdown rate, higher comps in our high margin merchandise categories, and the absence of a $6.0 million impairment of inventory in our greeting cards department, which we chose to exit in the first quarter of 2019. The increase in gross margin rate was partially offset by higher shrink costs and lower initial mark-up compared to 2019, as our receipts skewed towards domestic purchases, which carry a lower average initial markup. Additionally, our lower initial markup was driven by a significant increase in inbound freight costs in the fourth quarter of 2020, which resulted from transportation capacity restraints and processing backlogs at our distribution centers as we worked to restore inventory levels.

Selling and Administrative Expenses
Selling and administrative expenses were $1,965.6 million in 2020, compared to $1,823.4 million in 2019. The increase of $142.2 million, or 7.8%, was primarily due to $59.2 million in distribution and transportation costs, store-related payroll of $50.5 million, bonus expense of $34.3 million, $13.1 million of share-based compensation expense, $9.1 million of store occupancy expense, advertising expense of $7.6 million, transaction fees of $8.8 million, $7.0 million in stores supplies expense, $4.6 million of employee retirement and separation costs, $4.0 million of sale and leaseback related expenses, and $3.7 million of proxy contest-related costs, partially offset by the absence of $38.3 million in costs incurred for our transformational restructuring initiative, the absence of a $7.3 million loss contingency recorded in 2019, and a decrease in health benefit costs of $16.4 million. The increase in distribution and transportation expenses was due to the transition from our Rancho Cucamonga, CA distribution center to our Apple Valley, CA distribution center, rent expense on our leased distribution centers, higher outbound rates and volume to support our increased net sales, and a temporary $2 per hour wage increase that began in March 2020 and continued through early July 2020 for most of our non-exempt workforce during the COVID-19 coronavirus pandemic. The increase in store-related payroll was driven by additional payroll hours allocated to stores to support the increased net sales in 2020 and the aforementioned temporary $2 per hour wage increase. The increase in bonus expense was driven by increased performance in 2020 relative to our quarterly and annual operating plans as compared to our performance in 2019 relative to our quarterly and annual operating plans, and a one-time discretionary bonus in the second quarter of 2020 to recognize our non-exempt associates in our stores and distribution centers. Our share-based compensation expense increased as a result of higher grant date fair value and higher estimated performance for the 2018 performance share units (“PSUs”) for which we recognized expense during 2020, compared to the 2017 PSUs for which expense was recognized in 2019. Additionally, our share-based compensation expense increased due to our grant in 2020 of performance share units with a restriction feature to certain members of management, which vest based on the achievement of share price performance goals and a minimum service requirement of one year (“PRSUs”). We began recognizing expense for PRSUs in 2020, compared to our PSU awards, which typically have a deferred grant date. The increase in store occupancy expense was due to new stores opened since the end of 2019, which have higher rents than the stores closed, and normal rent increases resulting from lease renewals. Advertising expense increased due to increased investments in social media engagement and rewards-

based marketing. The increase in transaction fees, which includes credit card fees, debit card fees, and other transaction-driven costs, was primarily due to the increased net sales in 2020 compared to 2019. The increase in store supplies expense was driven by safety and cleaning supplies, such as personal protective equipment, hand sanitizer, and disinfectants, distributed to our stores in 2020 to ensure a safe environment for our customers and associates during the COVID-19 coronavirus pandemic. The employee retirement and separation costs were primarily driven by the retirement and separation of senior executives in 2020. The sale and leaseback related expenses were due to consulting costs incurred in connection with the completion of the sale and leaseback transactions for four distribution centers in the second quarter of 2020. The proxy contest-related costs were comprised of legal, public relations, and advisory fees, and settlement costs incurred to resolve a proxy contest in the first quarter of 2020. The costs incurred for our transformational restructuring initiative consisted of consulting expenses and employee separation costs recognized in 2019. The loss contingency recorded in 2019 was associated with wage and hour claims in the state of California. The decrease in health benefits costs was primarily due to lower benefits claim volume in 2020 as many medical care providers suspended non-emergency care and procedures during 2020 due to the COVID-19 coronavirus pandemic.

As a percentage of net sales, selling and administrative expenses decreased by 260 basis points to 31.7% in 2020 compared to 34.3% in 2019.

Depreciation Expense
Depreciation expense increased $3.3 million to $138.3 million in 2020 compared to $135.0 million in 2019. The increase was primarily driven by the full-year impact of investments in our Apple Valley, CA distribution center, new store build-outs and Store of the Future remodels in 2019, and the acquisition of our corporate headquarters facility in the third quarter of 2019, partially offset by a decrease resulting from the sale of four distribution centers in 2020.

Depreciation expense as a percentage of net sales decreased by 30 basis points compared to 2019.

Gain on Sale of Distribution Centers
The gain on sale of distribution center in 2020 was $463.1 million, compared to $178.5 million in 2019. The gain on sale of distribution centers in 2020 was attributable to the sale and leaseback of our distribution centers in Durant, OK; Tremont, PA; Montgomery, AL; and Columbus, OH. The gain on sale of distribution centers in 2019 was attributable to the sale of our Rancho Cucamonga, CA distribution center.

Operating Profit
Operating profit was $856.5 million in 2020 compared to $334.8 million in 2019. The increase in operating profit was primarily driven by the items discussed in the “Net Sales,” “Gross Margin,” “Selling and Administrative Expenses,” “Depreciation Expense,” and “Gain on Sale of Distribution Centers” sections above. In summary, operating profit was driven by the gain on the sale of our distribution centers and an increase in net sales and gross margin rate, partially offset by increases in selling and administrative expenses and depreciation expense.

Interest Expense
Interest expense decreased $5.8 million, to $11.0 million in 2020 compared to $16.8 million in 2019. The decrease in interest expense was driven by lower total average borrowings (including finance leases and the sale and leaseback financing liability) and a lower average interest rate on our revolving debt. We had total average borrowings of $257.6 million in 2020 compared to total average borrowings of $461.6 million in 2019. The decrease in total average borrowings was driven by our repayment of all outstanding debt under the 2018 Credit Agreement following the sale and leaseback transactions completed in the second quarter of 2020, partially offset by the timing of our entry into a $70 million term note on August 7, 2019 (“2019 Term Note”), as the 2019 Term Note was only in place for the second half of 2019, and the establishment of a financial liability in connection with the sale and leaseback transactions for our distribution centers in the second quarter of 2020. The average interest rate on our revolving debt, which is variable based on LIBOR and our credit rating, decreased due to a significant decline in the LIBOR rate in 2020 as a result of the COVID-19 coronavirus pandemic, partially offset by the impact of a decrease in our credit rating during the first quarter of 2020.

Other Income (Expense)
Other income (expense) was $(0.9) million in 2020, compared to $(0.5) million in 2019. The change was primarily driven by unrealized losses on our diesel fuel derivatives due to a sharp decline in current and forward diesel fuel prices in the first quarter of 2020 as a result of the COVID-19 pandemic.

Income Taxes
Our effective income tax rate in 2020 and 2019 was 25.5% and 23.6%, respectively. The increase in the effective income tax rate was primarily attributable to the impact of the sale of our distribution centers. In 2019, the tax rate on the gain on the sale of our California distribution center was less than our normalized rate, thereby reducing our effective tax rate in 2019. In 2020, the tax rate on the gain on sale of our non-California distribution centers was similar to our normalized tax rate, thereby having a more muted impact on our effective tax rate in 2020. Additionally, the impact of our discrete items was similar in value in 2020 compared to 2019, but their impact on the tax rate was significantly curtailed in 2020 by the significant increase in income before income taxes in 2020 as compared to 2019.

2021 Guidance
In March 2020, the World Health Organization declared COVID-19 a pandemic. The continued spread of the virus throughout the U.S. has significantly impacted the U.S. economy, which has reduced our visibility to future financial results. In 2021, we expect that our financial performance will continue to be significantly impacted by the COVID-19 pandemic, which includes the impact of volatility in consumer sentiment and potential impact of future government stimulus. Therefore, at this time, the Company does not believe it has sufficient visibility to provide full year guidance for 2021.

Based on information available as of March 5, 2021, and excluding consideration of potential share repurchase activity and government stimulus and/or enhanced unemployment funds released during the first quarter of 2021, we expect the following in the first quarter of 2021:
•Comparable sales increase in the low single digits;
•Gross margin rate in the range of flat to slightly above last year, despite higher anticipated freight costs;
•Selling and administrative expenses above last year; and
•Diluted earnings per share in the range of $1.30 to $1.45.

Capital Resources and Liquidity
On August 31, 2018, we entered into the 2018 Credit Agreement, which provides for a $700 million five-year unsecured credit facility. The 2018 Credit Agreement expires on August 31, 2023. Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating. The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement without penalty. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the 2018 Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement. At January 30, 2021, we were in compliance with the covenants of the 2018 Credit Agreement.

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

The primary source of our liquidity is cash flows from operations and borrowings under the 2018 Credit Agreement, as necessary. Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our net sales are typically highest during the nine-week Christmas selling season in our fourth fiscal quarter. However, due to demand volatility we have experienced during the COVID-19 pandemic, the seasonality of our 2020 results differed from historical experience and our 2021 results may differ from historical experience. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter. We have historically funded those requirements with borrowings under our credit facility. However, as a result of the sale and leaseback transactions completed in the second quarter of 2020 and our strong cash flow from operations in 2020, we funded our working capital requirements for the second half of 2020 without borrowing under the 2018 Credit Agreement. At January 30, 2021, we had no borrowings under the 2018 Credit Agreement, and the borrowings available under the 2018 Credit Agreement were $693.3 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $6.7 million. Currently, we do not anticipate borrowing under the 2018 Credit Agreement during 2021. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

As a measure to secure additional liquidity during a period of economic uncertainty caused by the COVID-19 pandemic, on June 12, 2020, we completed the sale and leaseback transactions relating to our distribution centers located in Columbus, OH; Durant, OK; Montgomery, AL; and Tremont, PA for an aggregate selling price of $725 million. Due to sale-leaseback accounting requirements, the proceeds received in the transactions were allocated between proceeds on the sale of the distribution centers and financing proceeds. Accordingly, aggregate net proceeds on the sales of the distribution centers was $586.9 million and the aggregate gain on the sales was $463.1 million. The remainder of consideration received was financing liability proceeds of $134.0 million. See note 10 to the accompanying consolidated financial statements for additional information on the sale and leaseback transactions.

In 2020, we invested a portion of the proceeds from the sale and leaseback of the four distribution centers in money market funds, commercial paper, and treasury bills, of which only money market funds were held at January 30, 2021. These highly liquid investments were recorded in cash and cash equivalents in our consolidated balance sheets at their fair value. Our aggregate money market fund investments were $175.1 million and $0 at January 30, 2021 and February 1, 2020, respectively.

As a result of the sale and leaseback transactions and our strong cash flow from operations during 2020, our cash and cash equivalents increased $506.9 million to $559.6 million compared to 2019.

In August 2020, our Board of Directors authorized the repurchase of up to $500 million of our common shares (“2020 Repurchase Authorization”). Pursuant to the 2020 Repurchase Authorization, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2020 Repurchase Authorization will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2020 Repurchase Authorization has no scheduled termination date and we intend to fund repurchases under the authorization with cash and cash equivalents on hand and cash generated from operations going forward. During 2020, we purchased 3.8 million of our common shares for $172.8 million under the 2020 Repurchase Authorization, at an average price of $46.05.

In 2020, we declared and paid four quarterly cash dividends of $0.30 per common share for a total paid amount of $47.0 million. The cash dividends declared and paid in 2020 were consistent with the cash dividends declared and paid in 2019.

In March 2021, our Board declared a quarterly cash dividend of $0.30 per common share payable on April 2, 2021 to shareholders of record as of the close of business on March 19, 2021.

The following table compares the primary components of our cash flows from 2020 to 2019:

(In thousands)	2020	2019	Change
Net cash provided by operating activities	$399,349	$338,970	$60,379
Net cash provided by (used in) investing activities	452,987	(74,480)	527,467
Net cash used in financing activities	$(345,501)	$(257,803)	$(87,698)

Cash provided by operating activities increased by $60.4 million to $399.3 million in 2020 compared to $339.0 million in 2019. The increase was primarily driven by our higher net income, after adjusting for non-cash activity such as deferred taxes and the add-back for the gain on disposition of property and equipment, and an increase in income taxes payable, which was principally due to our higher taxable income in 2020 compared to 2019. The increase was partly offset by a decrease in the combined change in inventory and accounts payable, which resulted from our lower inventory position at the end of 2019.

Cash provided by (used in) investing activities increased by $527.5 million to cash provided by investing activities of $453.0 million in 2020 compared to cash used in investing activities of $74.5 million in 2019. The increase was primarily due to an increase in cash proceeds from sale of property and equipment, resulting from the sale of four distribution centers in 2020 compared to the sale of one distribution center in 2019. Additionally, our capital expenditures decreased compared to 2019, which was driven by our decision to reduce our investments in our Store of the Future concept and new stores in 2020 to preserve liquidity and promote safety during the COVID-19 coronavirus pandemic, and a decrease in investments in our Apple Valley, CA distribution center which opened in late 2019.

Cash used in financing activities increased by $87.7 million to $345.5 million in 2020 compared to $257.8 million in cash used in financing activities in 2019. The increase was driven by increases in net repayments of long-term debt resulting from our repayment of all outstanding borrowings under the 2018 Credit Agreement during 2020 and payment for treasury shares acquired, which is due to our repurchase of $172.8 million of our common shares under the 2020 Repurchase Authorization during 2020, compared to our repurchase of $50.0 million of our common shares under the 2019 Repurchase Program during 2019. The increases were partially offset by an increase in net financing proceeds from sale and leaseback resulting from the sale and leaseback of four distribution centers in 2020 and a decrease in payment of finance lease obligations, which was due to the exercise of a purchase option to acquire our corporate headquarters in 2019.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

Contractual Obligations

The following table summarizes payments due under our contractual obligations at January 30, 2021:

	Payments Due by Period (1)
		Less than			More than
(In thousands)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Long-term debt (2)	$53,293	$16,076	$31,900	$5,317	$—
Operating lease obligations (3)	2,486,847	362,784	704,150	505,290	914,623
Finance lease obligations	4,602	3,820	710	72	—
Purchase obligations (4) (5)	1,123,719	932,543	138,151	53,024	1
Other long-term liabilities (6)	250,106	43,562	23,391	24,315	158,838
Total contractual obligations	$3,918,567	$1,358,785	$898,302	$588,018	$1,073,462

(1)The disclosure of contractual obligations in this table is based on assumptions and estimates that we believe to be reasonable as of the date of this report. Those assumptions and estimates may prove to be inaccurate; consequently, the amounts provided in the table may differ materially from those amounts that we ultimately incur. Variables that may cause the stated amounts to vary from the amounts actually incurred include, but are not limited to: the termination of a contractual obligation prior to its stated or anticipated expiration; fees or damages incurred as a result of the premature termination or breach of a contractual obligation; the acquisition of more or less services or goods under a contractual obligation than are anticipated by us as of the date of this report; fluctuations in third party fees, governmental charges, or market rates that we are obligated to pay under contracts we have with certain vendors; and the exercise of renewal options under, or the automatic renewal of, contracts that provide for the same.

(2)Long-term debt consists of the borrowings outstanding under the 2019 Term Note, expected interest on the 2019 Term Note, and associated accrued interest of $0.1 million. At January 30, 2021, we had no borrowings under the 2018 Credit Agreement. In addition, we had outstanding letters of credit totaling $41.0 million at January 30, 2021. Approximately $34.3 million of the outstanding letters of credit represent stand-by letters of credit and we do not expect to meet the conditions requiring significant cash payments on these letters of credit; accordingly, they have been excluded from this table. For further discussion, see note 3 to the accompanying consolidated financial statements. The remaining $6.7 million of outstanding letters of credit represent commercial letters of credit whereby the related obligation is included in the purchase obligation.

(3)Operating lease obligations include, among other items, leases for retail stores and distribution centers. The future commitments for retail store and distribution center leases are $2,144.4 million. In accordance with lease accounting requirements, we have assessed the reasonable certainty of exercising options to extend or terminate existing leases to determine the duration of our lease obligations. For a further discussion of leases, see note 5 to the accompanying consolidated financial statements. Many of our store lease obligations require us to pay for our applicable portion of CAM, real estate taxes, and property insurance. In connection with our store lease obligations, we estimated that future obligations for CAM, real estate taxes, and property insurance were $342.4 million at January 30, 2021. We have made certain assumptions and estimates in order to account for our contractual obligations relative to CAM, real estate taxes, and property insurance. Those assumptions and estimates include, but are not limited to: use of historical data to estimate our future obligations; calculation of our obligations based on comparable store averages where no historical data is available for a particular leasehold; and assumptions related to average expected increases over historical data.

(4)For purposes of the purchase obligation disclosures, we have assumed that we will make all payments scheduled or reasonably estimated to be made under those obligations that have a determinable expiration date, and we disregarded the possibility that such obligations may be prematurely terminated or extended, whether automatically by the terms of the obligation or by agreement between us and the counterparty, due to the speculative nature of premature termination or extension. Where a purchase obligation is subject to a month-to-month term or another automatically renewing term, we included in the table our minimum commitment under such obligation, such as one month in the case of a month-to-month obligation and the then-current term in the case of another automatically renewing term, due to the uncertainty of future decisions to exercise options to extend or terminate any existing agreements.

(5)Purchase obligations include outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $722.5 million, the entirety of which represents obligations due within one year of January 30, 2021. The remaining $401.2 million of purchase obligations is primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments, which includes $16.0 million for a charitable commitment over six years, which is the remaining obligation of a $40.0 million charitable donation over a 10-year period.

(6)Other long-term liabilities include $213.8 million for payment of financing obligations related to the sale and leaseback transactions for four distribution centers, $32.8 million for obligations related to our nonqualified deferred compensation plan, and $3.4 million for unrecognized tax benefits. In 2020, we completed sale and leaseback transactions for four distribution centers, which gave rise to a financing obligation. The financing obligations related to the sale and leaseback transactions include expected interest on the obligations. In December 2020, we notified plan participants in our nonqualified deferred compensation plan of our decision to terminate the plan and distribute all account balances to plan participants by the end of 2021. Accordingly, obligations related to our nonqualified deferred compensation plan reflect our intent to pay all remaining obligations by the end of 2021. We have included unrecognized tax benefits of $2.1 million for payments expected in 2021 and $1.3 million of timing-related income tax uncertainties anticipated to reverse in 2021. Unrecognized tax benefits in the amount of $10.0 million have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments.

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

The allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on both our current year and historical inventory results. Independent physical inventory counts are typically taken at each store once a year. During 2020, scheduling challenges arising due to COVID-19 resulted in a small number of stores that did not take physical inventory counts in calendar 2020 as initially planned. These stores were prioritized to be counted early in the 2021 physical inventory counting cycle and the allowance for shrinkage associated with these stores at January 30, 2021 was adjusted in consideration of early calendar 2021 results. During calendar 2021, the majority of physical counts will occur between January and June. As physical inventories are completed, actual results are recorded and new go-forward allowance for shrinkage rates are established based on historical results at the individual store level. Thus, the allowance for shrinkage rates will be adjusted throughout the January to June inventory cycle based on actual results. At January 30, 2021, a 10% difference in our shrink accrual would have affected gross margin, operating profit and income before income taxes by approximately $4.1 million. While it is not possible to quantify the impact from each cause of shrinkage, we have asset protection programs and policies aimed at minimizing shrinkage.

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposures in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. A 10% change in our self-insured liabilities at January 30, 2021 would have affected selling and administrative expenses, operating profit, and income before income taxes by approximately $7.9 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates on investments and on borrowings under the 2018 Credit Agreement that we make from time to time. We had no borrowings under the 2018 Credit Agreement at January 30, 2021. An increase of 1% in our variable interest rate on our investments and estimated future borrowings would not currently affect our financial condition, results of operations, or liquidity. Additionally, we are subject to cross-default provisions associated with the Synthetic Lease for our distribution center in California. An increase of 1% in this leasing instrument could affect our financial condition, results of operations, or liquidity through higher rent expense by approximately $0.9 million.

Risks Associated with Derivative Instruments
We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At January 30, 2021, we had outstanding derivative instruments, in the form of collars, covering 3.6 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2021	2,400	2,400	$(525)
2022	1,200	1,200	(212)
Total	3,600	3,600	$(737)

Additionally, at January 30, 2021, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Big Lots, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the “Company”) as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 30, 2021, of the Company and our report dated March 30, 2021, expressed an unqualified opinion on those financial statements.

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
March 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Big Lots, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Measurement of Inventory Valuation Reserves - Refer to Note 1 to the financial statements

Critical Audit Matter Description

Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. The average cost retail inventory method requires management to make judgments and contains estimates, including the amount and timing of markdowns to clear slow-moving inventory and an estimated allowance for shrinkage, which may impact ending inventory valuation. The balance of ending inventory was $940.3 million at January 30, 2021.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the measurement of the valuation of inventory reserves included the following, among others:

•We tested the effectiveness of controls over the completeness and measurement of inventory reserves.
•We evaluated the methods and assumptions used by management to estimate markdowns by:
◦Evaluating management’s estimate for markdowns by comparing markdowns recorded after period end to the markdowns reserve at year end.
◦Performing an analysis comparing the markdown reserve to historical results.
◦Comparing inventory sell through for the first period subsequent to year end to historical sell through results to evaluate the salability of merchandise inventories at year end.
•We evaluated the methods and assumptions used by management to estimate the allowance for shrinkage by:
◦Attending a selection of store physical inventories and recalculating the shrink for locations using the results of the store physical inventory.
◦Performing an analysis comparing the methodology and inputs used by management to historical results, trends in the prior years and current year, and industry averages.
◦Comparing management’s prior-year assumptions of expected shrink activity to actual activity incurred during the current year to determine the appropriateness of the shrinkage inventory allowance.

Measurement of Insurance Valuation Reserves - Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company is self-insured for certain losses relating to general liability and workers’ compensation. Accrued insurance liabilities, $92.1 million at January 30, 2021, are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the general liability and workers’ compensation self-insurance reserves included the following, among others:

•We tested the effectiveness of controls related to general liability and workers’ compensation self-insurance reserves.
•We evaluated the methods and assumptions used by management to estimate the self-insurance reserves by:
◦Testing the underlying data that served as the basis of the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.
◦Comparing management’s prior-year assumptions of expected loss to actuals incurred during the current year to evaluate the appropriateness of assumptions used to determine the insurance reserves.

•With the assistance of our actuarial specialists, we developed independent estimates of the insurance reserves, including loss and industry claim development factors, and compared our estimates to management’s estimates. Further, the actuarial specialists:
◦Assessed the actuarial models used by the Company for consistency with the generally accepted actuarial standards;
◦Evaluated the Company’s ability to estimate the insurance liabilities by comparing its historical estimates with actual loss payments;
◦Evaluated the key assumptions underlying the Company’s actuarial estimates used to determine the insurance reserves.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
March 30, 2021

We have served as the Company’s auditor since 1989.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (In thousands, except per share amounts)

	2020	2019	2018
Net sales	$6,199,186	$5,323,180	$5,238,105
Cost of sales (exclusive of depreciation expense shown separately below)	3,701,800	3,208,498	3,116,210
Gross margin	2,497,386	2,114,682	2,121,895
Selling and administrative expenses	1,965,555	1,823,409	1,778,416
Depreciation expense	138,336	134,981	124,970
Gain on sale of distribution centers	(463,053)	(178,534)	—
Operating profit	856,548	334,826	218,509
Interest expense	(11,031)	(16,827)	(10,338)
Other income (expense)	(911)	(451)	(558)
Income before income taxes	844,606	317,548	207,613
Income tax expense	215,415	75,084	50,719
Net income and comprehensive income	$629,191	$242,464	$156,894

Earnings per common share:
Basic	$16.46	$6.18	$3.84
Diluted	$16.11	$6.16	$3.83

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	January 30, 2021	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$559,556	$52,721
Inventories	940,294	921,266
Other current assets	85,939	89,962
Total current assets	1,585,789	1,063,949
Operating lease right-of-use assets	1,649,009	1,202,252
Property and equipment - net	717,216	849,147
Deferred income taxes	16,329	4,762
Other assets	68,914	69,171
Total assets	$4,037,257	$3,189,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$398,433	$378,241
Current operating lease liabilities	226,075	212,144
Property, payroll, and other taxes	109,694	82,109
Accrued operating expenses	138,331	118,973
Insurance reserves	34,660	36,131
Accrued salaries and wages	49,830	39,292
Income taxes payable	43,601	3,930
Total current liabilities	1,000,624	870,820
Long-term debt	35,764	279,464
Noncurrent operating lease liabilities	1,465,433	1,035,377
Deferred income taxes	7,762	48,610
Insurance reserves	57,452	57,567
Unrecognized tax benefits	11,304	10,722
Other liabilities	181,187	41,257
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 35,535 shares and 39,037 shares, respectively	1,175	1,175
Treasury shares - 81,960 shares and 78,458 shares, respectively, at cost	(2,709,259)	(2,546,232)
Additional paid-in capital	634,813	620,728
Retained earnings	3,351,002	2,769,793
Total shareholders’ equity	1,277,731	845,464
Total liabilities and shareholders’ equity	$4,037,257	$3,189,281

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance - February 3, 2018	41,925	$1,175	75,570	$(2,422,396)	$622,550	$2,468,258	$669,587
Comprehensive income	—	—	—	—	—	156,894	156,894
Dividends declared ($1.20 per share)	—	—	—	—	—	(49,885)	(49,885)
Purchases of common shares	(2,635)	—	2,635	(107,830)	(3,920)	—	(111,750)
Exercise of stock options	43	—	(43)	1,395	464	—	1,859
Restricted shares vested	413	—	(413)	13,271	(13,271)	—	—
Performance shares vested	296	—	(296)	9,475	(9,475)	—	—
Other	—	—	—	(1)	2	—	1
Share-based employee compensation expense	—	—	—	—	26,335	—	26,335
Balance - February 2, 2019	40,042	1,175	77,453	(2,506,086)	622,685	2,575,267	693,041
Comprehensive income	—	—	—	—	—	242,464	242,464
Dividends declared ($1.20 per share)	—	—	—	—	—	(48,286)	(48,286)
Adjustment for ASU 2016-02	—	—	—	—	—	348	348
Purchases of common shares	(1,474)	—	1,474	(55,347)	—	—	(55,347)
Exercise of stock options	6	—	(6)	202	(2)	—	200
Restricted shares vested	202	—	(202)	6,545	(6,545)	—	—
Performance shares vested	261	—	(261)	8,459	(8,459)	—	—
Other	—	—	—	(5)	(2)	—	(7)
Share-based employee compensation expense	—	—	—	—	13,051	—	13,051
Balance - February 1, 2020	39,037	1,175	78,458	(2,546,232)	620,728	2,769,793	845,464
Comprehensive income	—	—	—	—	—	629,191	629,191
Dividends declared ($1.20 per share)	—	—	—	—	—	(47,982)	(47,982)
Purchases of common shares	(3,890)	—	3,890	(175,642)	—	—	(175,642)
Exercise of stock options	13	—	(13)	429	64	—	493
Restricted shares vested	309	—	(309)	10,034	(10,034)	—	—
Performance shares vested	65	—	(65)	2,107	(2,107)	—	—
Other	1	—	(1)	45	7	—	52
Share-based employee compensation expense	—	—	—	—	26,155	—	26,155
Balance - January 30, 2021	35,535	$1,175	81,960	$(2,709,259)	$634,813	$3,351,002	$1,277,731

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	2020	2019	2018
Operating activities:
Net income	$629,191	$242,464	$156,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	138,848	135,686	114,025
Non-cash lease expense	246,442	229,143	—
Deferred income taxes	(52,415)	52,374	5,353
Non-cash share-based compensation expense	26,155	13,051	26,335
Non-cash impairment charge	1,792	3,986	141
(Gain) loss on disposition of property and equipment	(462,916)	(177,996)	732
Unrealized (gain) loss on fuel derivatives	(294)	346	1,075
Change in assets and liabilities:
Inventories	(19,028)	48,295	(96,772)
Accounts payable	20,193	(18,662)	45,677
Operating lease liabilities	(250,131)	(215,956)	—
Current income taxes	56,564	(4,442)	(14,108)
Other current assets	(10,238)	(5,836)	(7,055)
Other current liabilities	55,775	36,962	(11,637)
Other assets	(90)	(5,499)	1,985
Other liabilities	19,501	5,054	11,415
Net cash provided by operating activities	399,349	338,970	234,060
Investing activities:
Capital expenditures	(135,220)	(265,203)	(232,402)
Cash proceeds from sale of property and equipment	588,258	190,741	519
Assets acquired under synthetic lease	—	—	(128,872)
Payments for purchase of intangible assets	—	—	(15,750)
Other	(51)	(18)	32
Net cash provided by (used in) investing activities	452,987	(74,480)	(376,473)
Financing activities:
Net (repayments of) proceeds from long-term debt	(243,227)	(80,609)	174,300
Net financing proceeds from sale and leaseback	123,435	—	—
Payment of finance lease obligations	(3,648)	(73,469)	(3,908)
Dividends paid	(46,964)	(48,421)	(50,608)
Proceeds from the exercise of stock options	493	200	1,859
Payment for treasury shares acquired	(175,642)	(55,347)	(111,750)
Proceeds from synthetic lease	—	—	128,872
Payments for debt issuance costs	—	(150)	(1,495)
Other	52	(7)	1
Net cash (used in) provided by financing activities	(345,501)	(257,803)	137,271
Increase (decrease) in cash and cash equivalents	506,835	6,687	(5,142)
Cash and cash equivalents:
Beginning of year	52,721	46,034	51,176
End of year	$559,556	$52,721	$46,034

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
We are a neighborhood discount retailer in the United States (“U.S.”). At January 30, 2021, we operated 1,408 stores in 47 states and an e-commerce platform. Our mission is to help people live BIG and save LOTS. Our vision is to be the BIG difference for a better life by delivering unmatched value through surprise and delight, by building a “Best Places to Work” culture, by rewarding shareholders with consistent growth and top tier returns, and by doing good as we do well. Our values are leading with our core customer (whom we refer to as Jennifer), treating all like friends, succeeding together, and playing to win.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2020 (“2020”) was comprised of the 52 weeks that began on February 2, 2020 and ended on January 30, 2021. Fiscal year 2019 (“2019”) was comprised of the 52 weeks that began on February 3, 2019 and ended on February 1, 2020. Fiscal year 2018 (“2018”) was comprised of the 52 weeks that began on February 4, 2018 and ended on February 2, 2019.

Segment Reporting
We manage our business based on one segment, discount retailing. Our entire operation is located in the U.S.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, such as money market funds, treasury bills, and commercial paper, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the aggregate amount of outstanding checks and electronic fund transfers exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than three days, and at January 30, 2021 and February 1, 2020, totaled $34.7 million and $28.8 million, respectively.

Investments
Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income until realized. We did not own any held-to-maturity or available-for-sale securities as of January 30, 2021 and February 1, 2020.

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

Property and Equipment - Net
Depreciation and amortization expense of property and equipment are recorded on a straight‑line basis using estimated service lives. The estimated service lives of our depreciable property and equipment by major asset category were as follows:

Land improvements	15 years
Buildings	40 years
Leasehold improvements	5 - 10 years
Store fixtures and equipment	2 - 7 years
Distribution and transportation fixtures and equipment	5 - 15 years
Office and computer equipment	3 - 5 years
Computer software costs	3 - 8 years
Company vehicles	3 years

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

Savings Plans
We have a savings plan with a 401(k) deferral feature and a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. We provide a matching contribution based on a percentage of employee contributions. Our matching contributions are subject to Internal Revenue Service (“IRS”) regulations. For 2020, 2019, and 2018, we expensed $9.2 million, $8.3 million, and $8.5 million, respectively, related to our matching contributions. In connection with our nonqualified deferred compensation plan, we had liabilities of $33.0 million and $33.9 million at January 30, 2021 and February 1, 2020, respectively, which are recorded in other liabilities. In December 2020, we notified plan participants in our nonqualified deferred compensation plan of our decision to terminate the plan and distribute all account balances to plan participants by the end of 2021.

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

We sell gift cards in our stores, online, and through third-party retailers, and issue merchandise credits, typically as a result of customer returns, on stored value cards. We do not charge administrative fees on unused gift card or merchandise credit balances and our gift cards and merchandise credits do not expire. We recognize sales revenue related to gift cards and merchandise credits (1) when the gift card or merchandise credit is redeemed in a sales transaction by the customer or (2) as breakage occurs. We recognize gift card and merchandise credit breakage when we estimate that the likelihood of the card or credit being redeemed by the customer is remote and we determine that we do not have a legal obligation to remit the value of unredeemed cards or credits to the relevant regulatory authority. We estimate breakage based upon historical redemption patterns. The liability for the unredeemed cash value of gift cards and merchandise credits is recorded in accrued operating expenses in our consolidated balance sheets.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $251.0 million, $191.8 million, and $180.5 million for 2020, 2019, and 2018, respectively.

Leases and Rent Expense
We determine if an arrangement contains a lease at inception of the agreement. Our leased property consists of our retail stores, our distribution centers, store security, and other office equipment. Certain of our store and distribution center leases have rent escalations and/or have tenant allowances or other lease incentives, which are fixed in nature and included in our calculation of right-of-use assets and lease liabilities. Certain of our store leases provide for contingent rents, which are recorded as variable costs and not included in our calculation of right-of-use assets and lease liabilities. Many of our leases obligate us to pay for our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance, which are recorded as variable costs and not included in our calculation of right-of-use assets and lease liabilities, except for certain fixed CAM and insurance charges that are not variable. Many of our leases contain provisions for options to renew, extend the original term for additional periods, or terminate the lease if certain sales thresholds are not attained. We have assessed the reasonable certainty of these provisions to determine the appropriate lease term. Our lease agreements do not contain material residual value guarantees (excluding the Synthetic Lease discussed in note 5 to the accompanying consolidated financial statements), restrictions, or covenants.

We recognize a lease liability and right-of-use asset at commencement of the lease when possession of the property is taken from the lessor, which, for stores, normally includes a construction or set-up period prior to store opening. We begin recognizing rent expense at commencement of the lease. Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in selling and administrative expenses.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing and advertising, and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $102.8 million, $95.2 million, and $93.6 million for 2020, 2019, and 2018, respectively.

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

Performance Share Units
In 2020, we awarded performance share units with a restriction feature to certain members of senior management, which vest based on the achievement of share price performance goals and a minimum service requirement of one year (“PRSUs”). The PRSUs have a contractual term of three years. The grant date fair value and estimated vesting period of the PRSUs is determined by a third party using a Monte Carlo simulation. The awards are expensed over their estimated vesting period on a straight-line basis.

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

Earnings per Share
Basic earnings per share is based on the weighted-average number of shares outstanding during each period. Diluted earnings per share is based on the weighted-average number of shares outstanding during each period and the additional dilutive effect of stock options, restricted stock awards, restricted stock units, PRSUs, and PSUs, calculated using the treasury stock method.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for 2020, 2019, and 2018:

(In thousands)	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,366	$17,446	$10,292
Cash paid for income taxes, excluding impact of refunds	217,308	29,375	59,691
Gross proceeds from long-term debt	514,500	1,811,000	1,861,900
Gross payments of long-term debt	757,727	1,891,609	1,687,600
Gross financing proceeds from sale and leaseback	133,999	—	—
Gross repayments of financing from sale and leaseback	10,564	—	—
Cash paid for operating lease liabilities	340,747	292,048	—
Non-cash activity:
Assets acquired under finance or capital leases	—	70,831	902
Accrued property and equipment	17,791	17,632	32,264
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$694,811	$1,493,888	$—

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

Adoption of this ASU 2016-02, in the first quarter of 2019, resulted in the recognition of right-of-use assets and lease liabilities for operating leases of $1,110 million and $1,138 million, respectively, with difference in amounts being primarily comprised of pre-existing deferred rent and prepaid rent. The impact of the adoption was immaterial to the consolidated statements of shareholders’ equity. For further discussion on our leases, see note 5 to the accompanying consolidated financial statements.

Subsequent Events
We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT - NET

Property and equipment - net consist of:

(In thousands)	January 30, 2021	February 1, 2020
Land and land improvements	$48,862	$63,691
Buildings and leasehold improvements	779,104	1,034,458
Fixtures and equipment	870,074	884,051
Computer software costs	213,042	196,449
Construction-in-progress	27,455	22,038
Property and equipment - cost	1,938,537	2,200,687
Less accumulated depreciation and amortization	1,221,321	1,351,540
Property and equipment - net	$717,216	$849,147

Property and equipment - cost includes $25.8 million and $27.5 million at January 30, 2021 and February 1, 2020, respectively, to recognize assets from finance leases. Accumulated depreciation and amortization includes $22.2 million and $20.1 million at January 30, 2021 and February 1, 2020, respectively, related to finance leases.

During 2020, 2019, and 2018, respectively, we invested $135.2 million, $265.2 million, and $232.4 million of cash in capital expenditures and we recorded $138.3 million, $135.0 million, and $125.0 million of depreciation expense.

In 2020, we disposed of $123.8 million of property and equipment - cost in connection with the sale of four distribution centers in sale and leaseback transactions (see note 10 to the accompanying consolidated financial statements for additional information on the sale and leaseback transactions).

We incurred $0.9 million, $0.4 million, and $0.1 million in asset impairment charges, excluding impairment of right-of-use assets (see note 5 to the accompanying consolidated financial statements), in 2020, 2019, and 2018, respectively. In 2020, we impaired the value of property and equipment assets at four stores as a result of our annual store impairment review. In 2019, we impaired the value of property and equipment assets at two stores as a result of our annual store impairment review. During 2018, we wrote down the value of an asset held for sale.

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

Borrowings under the 2018 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The 2018 Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The interest rates, pricing and fees under the 2018 Credit Agreement fluctuate based on our debt rating. The 2018 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the 2018 Credit Agreement. The 2018 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios - a leverage ratio and a fixed charge coverage ratio. The covenants of the 2018 Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA. A violation of any of the covenants could result in a default under the 2018 Credit Agreement that would permit the lenders to restrict our ability to further access the 2018 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2018 Credit Agreement. At January 30, 2021, we had no borrowings outstanding under the 2018 Credit Agreement, while $6.7 million was committed to outstanding letters of credit, leaving $693.3 million available under the 2018 Credit Agreement.

Secured Equipment Term Note
On August 7, 2019, we entered into a $70 million term note agreement (“2019 Term Note”), which is secured by the equipment at our California distribution center. The 2019 Term Note will expire on May 7, 2024. We are required to make monthly payments over the term of the 2019 Term Note and are permitted to prepay, subject to penalties, at any time. The interest rate on the 2019 Term Note is 3.3%. In connection with our entry into the 2019 Term Note, we paid debt issuance costs of $0.2 million.

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	January 30, 2021	February 1, 2020
2019 Term Note	$50,264	$64,291
2018 Credit Agreement	—	229,200
Total debt	$50,264	$293,491
Less current portion of long-term debt (included in Accrued operating expenses)	$(14,500)	$(14,027)
Long-term debt	$35,764	$279,464

NOTE 4 – FAIR VALUE MEASUREMENTS

In 2020, we invested a portion of the proceeds from the sale of four distribution centers (see note 10 to the accompanying consolidated financial statements for additional information on the sale and leaseback transactions) in highly liquid investments, including money market funds, commercial paper, and treasury bills, of which only money market funds were held at January 30, 2021. These highly liquid investments were recorded in cash and cash equivalents in our consolidated balance sheets at their fair value. The fair values of the money market fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

In connection with our nonqualified deferred compensation plan, we had mutual fund investments, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

As of January 30, 2021, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	January 30, 2021	Level 1
Assets:
Money market funds	Cash and cash equivalents	$175,113	$175,113
Mutual funds - deferred compensation plan	Other Assets	32,484	32,484

As of February 1, 2020, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	February 1, 2020	Level 1
Assets:
Money market funds	Cash and cash equivalents	$—	$—
Mutual funds - deferred compensation plan	Other Assets	33,715	33,715

The fair values of our long-term obligations under the 2018 Credit Agreement are estimated based on quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. The carrying value of these instruments was $0 as of January 30, 2021.

The fair value of our long-term obligations under the 2019 Term Note are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The carrying value of the instrument approximates its fair value.

The carrying value of accounts receivable and accounts payable approximates fair value because of the relatively short maturity of these items.

NOTE 5 – LEASES

Our leased property consists of our retail stores, distribution centers, store security, and other office equipment.

In November 2017, we entered into a synthetic lease arrangement (the “Synthetic Lease”) for our Apple Valley, CA distribution center. The term of the Synthetic Lease commenced in the second quarter of 2019 and will expire 5 years after commencement. The Synthetic Lease is included in our operating lease right-of-use assets and operating lease liabilities.

In the second quarter of 2020, we completed sale and leaseback transactions for our distribution centers located in Columbus, OH; Durant, OK; Montgomery, AL; and Tremont, PA. The leases for the Columbus, OH and Montgomery, AL distribution centers each have an initial term of 15 years and multiple five-year extension options. The leases for the Durant, OK and Tremont, PA distribution centers each have an initial term of 20 years and multiple five-year extension options. At lease commencement, we determined that none of the extension options were reasonably certain to be exercised. Therefore, none of the extension options were included in the computation of the operating lease liabilities and operating lease right-of-use assets. At commencement of the leases, we recorded aggregate operating lease liabilities of $466.1 million and aggregate operating lease right-of-use assets of $466.1 million. The weighted average discount rate for the leases was 6.2%. All of the leases are absolute net. Additionally, all of the leases include a right of first refusal beginning after the fifth year of the initial term which allows us to purchase the leased property if the buyer-lessor receives a bona fide purchase offer from a third-party. For additional information on the sale and leaseback transactions, see note 10 to the accompanying consolidated financial statements.

Leases were recorded in our consolidated balance sheets as follows:

Leases (In thousands)	Balance Sheet Location	January 30, 2021	February 1, 2020
Assets
Operating	Operating lease right-of-use assets	$1,649,009	$1,202,252
Finance	Property and equipment - net	3,667	7,436
Total right-of-use assets		$1,652,676	$1,209,688
Liabilities
Current
Operating	Current operating lease liabilities	$226,075	$212,144
Finance	Accrued operating expenses	3,190	3,650
Noncurrent
Operating	Noncurrent operating lease liabilities	1,465,433	1,035,377
Finance	Other liabilities	1,242	4,482
Total lease liabilities		$1,695,940	$1,255,653

The components of lease costs were as follows:

Lease cost (In thousands)	Statements of Operations and Comprehensive Income Location	2020	2019
Operating lease cost	Selling and administrative expenses	$326,780	$295,810
Finance lease cost
Amortization of leased assets	Depreciation	3,800	4,373
Interest on lease liabilities	Interest expense	274	948
Short-term lease cost	Selling and administrative expenses	4,728	5,671
Variable lease cost	Selling and administrative expenses	88,074	81,666
Total lease cost		$423,656	$388,468

In 2020 and 2019, our operating lease cost above included $0.9 million and $3.6 million, respectively, of right-of-use asset impairment charges related to store closures prior to lease termination date.

Maturity of our lease liabilities at January 30, 2021, was as follows:

Fiscal Year (In thousands)	Operating Leases	Finance Leases
2021	$288,500	$3,820
2022	308,518	586
2023	275,233	124
2024	231,367	53
2025	191,446	19
Thereafter	849,370	—
Total lease payments	$2,144,434	$4,602
Less amount to discount to present value	$(452,926)	$(170)
Present value of lease liabilities	$1,691,508	$4,432

Lease term and discount rate for our operating leases were as follows:

	January 30, 2021	February 1, 2020
Weighted average remaining lease term (years)	8.7	6.4
Weighted average discount rate	4.5%	4.1%

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

(In thousands)	2018
Minimum rents	$346,067
Contingent rents	168
Total rent expense	$346,235

NOTE 6 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, restricted stock units, PSUs, and PRSUs. Stock options outstanding that were excluded from the diluted share calculation because their impact was antidilutive at the end of 2019 and 2018 were insignificant. There were no stock options outstanding at the end of 2020.

The restricted stock units, PSUs, and PRSUs that were antidilutive, as determined under the treasury stock method, were immaterial for 2020, 0.3 million for 2019 and immaterial for 2018.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

(In thousands)	2020	2019	2018
Weighted-average common shares outstanding:
Basic	38,233	39,244	40,809
Dilutive effect of share-based awards	834	107	153
Diluted	39,067	39,351	40,962

Share Repurchases
On August 27, 2020, our Board of Directors authorized the repurchase of up to $500 million of our common shares (“2020 Repurchase Authorization”). Pursuant to the 2020 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The 2020 Repurchase Authorization has no scheduled termination date. During 2020, we acquired 3.8 million shares for $172.8 million under the 2020 Repurchase Authorization.

Common shares acquired through repurchase programs are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2019:		(In thousands)	(In thousands)
First quarter	$0.30	$12,206	$13,197
Second quarter	0.30	12,196	11,718
Third quarter	0.30	11,954	11,792
Fourth quarter	0.30	11,930	11,714
Total	$1.20	$48,286	$48,421
2020:
First quarter	$0.30	$11,905	$12,478
Second quarter	0.30	12,335	11,807
Third quarter	0.30	11,993	11,540
Fourth quarter	0.30	11,749	11,139
Total	$1.20	$47,982	$46,964

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

NOTE 7 – SHARE-BASED PLANS

Our shareholders approved the Big Lots 2020 Long-Term Incentive Plan (“2020 LTIP”) in June 2020. The 2020 LTIP authorizes the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, performance shares, PSUs, performance units, stock appreciation rights, cash-based awards, and other share-based awards. We have issued restricted stock units under the 2020 LTIP. The number of common shares available for issuance under the 2020 LTIP consists of an initial allocation of 3,600,000 common shares plus any common shares subject to the 1,360,943 outstanding awards as of February 1, 2020 under the Big Lots 2017 Long-Term Incentive Plan (“2017 LTIP”) that, on or after February 1, 2020, cease for any reason to be subject to such awards (other than by reason of exercise or settlement). The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2020 LTIP, has the authority to determine the terms of each award.

Our former equity compensation plan, the 2017 LTIP, approved by our shareholders in May 2017, was terminated on June 10, 2020. The 2017 LTIP authorized the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock awards, PSUs, stock appreciation rights, cash-based awards, and other share-based awards. We have issued restricted stock units, PSUs, and PRSUs under the 2017 LTIP.

During 2020, all nonqualified stock options granted to employees under the Big Lots 2012 Long-Term Incentive Plan (“2012 LTIP”) were exercised or expired. There were no nonqualified stock options outstanding at January 30, 2021.

Share-based compensation expense was $26.2 million, $13.1 million, and $26.3 million in 2020, 2019, and 2018, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for fiscal years 2018, 2019, and 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at February 3, 2018	589,843	$44.77
Granted	354,457	45.38
Vested	(413,261)	42.60
Forfeited	(47,857)	44.49
Outstanding non-vested restricted stock at February 2, 2019	483,182	$46.50
Granted	440,014	33.54
Vested	(202,101)	46.26
Forfeited	(72,585)	39.89
Outstanding non-vested restricted stock at February 1, 2020	648,510	$38.52
Granted	1,031,213	18.18
Vested	(308,797)	40.65
Forfeited	(156,714)	22.80
Outstanding non-vested restricted stock at January 30, 2021	1,214,212	$22.71

The non-vested restricted stock units granted in 2018, 2019, and 2020 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if a threshold financial performance objective is achieved and the grantee remains employed by us through the vesting dates.

Performance Share Units
In 2020, we awarded PRSUs to certain members of senior management, which vest based on the achievement of share price performance goals and a minimum service requirement of one year. The PRSUs have a contractual term of three years. We use a Monte Carlo simulation to estimate the fair value of the PRSUs on the grant date and recognize expense over the derived service period. If the share price performance goals applicable to the PRSUs are not achieved prior to expiration, the unvested portion of the awards will be forfeited. Shares issued in connection with vested PRSUs are generally restricted from sale, transfer, or other disposition prior to the third anniversary of the grant date except under certain circumstances, including death, disability, or change in control. At January 30, 2021, the share price performance goals applicable to all outstanding PRSUs had been attained and we expect the outstanding PRSUs to vest in 2021.

Prior to 2020, we awarded PSUs to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us through that performance period. The financial performance objectives for each fiscal year within the three-year performance period are generally approved by the Committee during the first quarter of the respective fiscal year. In 2020, due to lack of business visibility resulting from the COVID-19 pandemic, the Committee deferred establishing the third and final financial performance objectives for the PSUs issued in 2018 until the third quarter of 2020. At January 30, 2021, 737,818 non-vested PSUs and PRSUs were outstanding in the aggregate.

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

We have begun, or expect to begin, recognizing expense related to PSUs and PRSUs as follows:

Issue Year	Outstanding PSUs and PRSUs at January 30, 2021	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2018	134,463	August 2020		Fiscal 2020
2019	263,787		March 2021	Fiscal 2021
2020	339,568	April 2020		Fiscal 2020 - 2021
Total	737,818

The number of shares to be distributed upon vesting of the PSUs depends on our average performance attained during the three-year performance period as compared to the targets defined by the Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. At January 30, 2021, we estimate the attainment of an average performance that is substantially greater than the average targets established for the PSUs issued in 2018. In 2020, 2019, and 2018, we recognized $14.2 million, $1.2 million and $14.9 million, respectively, in share-based compensation expense related to PSUs and PRSUs.

The following table summarizes the activity related to PSUs and PRSUs for fiscal years 2018, 2019, and 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs and PRSUs at February 3, 2018	249,324	$51.49
Granted	337,421	55.67
Vested	(249,324)	51.49
Forfeited	(55,338)	46.31
Outstanding PSUs and PRSUs at February 2, 2019	282,083	$55.67
Granted	217,518	31.89
Vested	(282,083)	55.67
Forfeited	(35,596)	31.89
Outstanding PSUs and PRSUs at February 1, 2020	181,922	$31.89
Granted	580,285	24.53
Vested	(181,062)	31.89
Forfeited	(107,114)	25.56
Outstanding PSUs and PRSUs at January 30, 2021	474,031	$24.31

Board of Directors’ Awards
In 2018, we granted (1) the chairman of our Board of Directors an annual restricted stock unit award having a grant date fair value of approximately $200,000, and (2) the remaining non-employee directors an annual restricted stock unit award having a grant date fair value of approximately $135,000. In 2019 and 2020, we granted (1) the chairman of our Board of Directors an annual restricted stock unit award having a grant date fair value of approximately $210,000, and (2) the remaining non-employee directors an annual restricted stock unit award having a grant date fair value of approximately $145,000. These awards vest on the earlier of (1) the trading day immediately preceding the annual meeting of our shareholders following the grant of such awards or (2) the death or disability of the grantee. However, the non-employee directors will forfeit their restricted stock units if their service on the Board terminates before either vesting event occurs. Additionally, we allow our non-employee directors to defer all or a portion of their restricted stock unit award and by such election, the non-employee directors can defer receipt of their restricted stock units until the earlier of the first to occur of: (1) the specified date by the non-employee director in the deferral agreement, (2) the non-employee director’s death or disability, or (3) the date the non-employee director ceases to serve as a member of the Board of Directors.

During 2020, 2019, and 2018, the following activity occurred under our share-based compensation plans:

(In thousands)	2020	2019	2018
Total intrinsic value of stock options exercised	$161	$42	$228
Total fair value of restricted stock vested	7,102	6,452	19,240
Total fair value of performance shares vested	924	9,849	12,792

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2019, at January 30, 2021 was approximately $17.2 million. This compensation cost is expected to be recognized through November 2023 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.8 years from January 30, 2021.

NOTE 8 – INCOME TAXES

The provision for income taxes was comprised of the following:

(In thousands)	2020	2019	2018
Current:
U.S. Federal	$206,883	$15,495	$35,025
U.S. State and local	60,947	7,215	10,341
Total current tax expense	267,830	22,710	45,366
Deferred:
U.S. Federal	(40,848)	48,613	5,300
U.S. State and local	(11,567)	3,761	53
Total deferred tax expense	(52,415)	52,374	5,353
Income tax provision	$215,415	$75,084	$50,719

Reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes, net of federal tax benefit	4.6	2.7	4.0
Executive compensation limitations - permanent difference	0.2	0.4	0.7
Work opportunity tax and other employment tax credits	(0.3)	(0.8)	(1.4)
Excess tax detriment (benefit) from share-based compensation	0.2	0.4	0.4
Other, net	(0.2)	(0.1)	(0.3)
Effective income tax rate	25.5%	23.6%	24.4%

Income tax payments and refunds were as follows:

(In thousands)	2020	2019	2018
Income taxes paid	$217,308	$29,375	$59,691
Income taxes refunded	(1,522)	(2,313)	(474)
Net income taxes paid	$215,786	$27,062	$59,217

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

(In thousands)	January 30, 2021	February 1, 2020
Deferred tax assets:
Lease liabilities, net of lease incentives	$449,058	$327,499
Depreciation and fixed asset basis differences	37,117	37,430
Sale and leaseback financing liability	32,263	—
Uniform inventory capitalization	24,050	22,611
Workers’ compensation and other insurance reserves	20,692	21,013
Compensation related	20,171	16,378
Accrued payroll taxes related to CARES Act	9,367	—
Accrued operating liabilities	4,011	3,674
Accrued state taxes	4,045	3,027
State tax credits, net of federal tax benefit	2,470	3,495
Other	14,500	13,907
Valuation allowances, net of federal tax benefit	(2,105)	(2,674)
Total deferred tax assets	615,639	446,360
Deferred tax liabilities:
Right-of-use assets, net of amortization	421,801	305,091
Accelerated depreciation and fixed asset basis differences	111,427	100,187
Synthetic lease obligation	34,438	34,485
Deferred gain on like-kind exchange	14,809	15,382
Lease construction reimbursements	9,216	18,920
Prepaid expenses	4,539	5,039
Workers’ compensation and other insurance reserves	3,591	3,507
Other	7,251	7,597
Total deferred tax liabilities	607,072	490,208
Net deferred tax assets (liabilities)	$8,567	$(43,848)

Our deferred tax assets and deferred tax liabilities, netted by tax jurisdiction, are summarized in the table below:

(In thousands)	January 30, 2021	February 1, 2020
U.S. Federal	$(7,762)	$(48,610)
U.S. State and local	16,329	4,762
Net deferred tax assets (liabilities)	$8,567	$(43,848)

We have the following income tax loss and credit carryforwards at January 30, 2021 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
U.S. State and local:
State net operating loss carryforwards	$15	Expires predominately during fiscal year 2021
California enterprise zone credits	2,958	Predominately expires fiscal year 2023
Other state credits	168	Expires fiscal years through 2025
Total income tax loss and credit carryforwards	$3,141

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2020, 2019, and 2018:

(In thousands)	2020	2019	2018
Unrecognized tax benefits - beginning of year	$10,760	$11,986	$11,673
Gross increases - tax positions in current year	728	976	1,649
Gross increases - tax positions in prior period	745	1,031	1,025
Gross decreases - tax positions in prior period	(1,871)	(2,333)	(1,827)
Settlements	(20)	(484)	403
Lapse of statute of limitations	(877)	(416)	(937)
Unrecognized tax benefits - end of year	$9,465	$10,760	$11,986

At the end of 2020 and 2019, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $7.1 million and $8.4 million, respectively, after considering the federal tax benefit of state and local income taxes of $1.3 million and $1.4 million, respectively. Unrecognized tax benefits of $1.1 million and $1.0 million in 2020 and 2019, respectively, relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period.

We recognized an expense (benefit) associated with interest and penalties on unrecognized tax benefits of approximately $(0.4) million, $(1.1) million, and $(0.7) million during 2020, 2019, and 2018, respectively, as a component of income tax expense. The amount of accrued interest and penalties recognized in the accompanying consolidated balance sheets at January 30, 2021 and February 1, 2020 was $3.9 million and $4.3 million, respectively.

We are subject to U.S. federal income tax, and income tax of multiple state and local jurisdictions. The statute of limitations for assessments on our federal income tax returns for periods prior to 2017 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2006, although state income tax carryforward attributes generated prior to 2006 and non-filing positions may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through January 29, 2022, based on expected cash and noncash settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations for unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $3.0 million. Actual results may differ materially from this estimate.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

California Wage and Hour Matters
We currently are defending several wage and hour matters in California. The cases were brought by various current and/or former California associates alleging various violations of California wage and hour laws. Upon further consideration of these matters, including outcomes of cases against other retailers, during the first quarter of 2019, we determined a loss from these matters was probable and we increased our accrual for litigation by recording a $7.3 million charge as our best estimate for these matters in aggregate. Since the end of the first quarter of 2019, we have settled and/or reached settlement agreements, including preliminary approval by the courts, in each of the class actions. We intend to defend ourselves vigorously against the allegations levied in the remaining individual lawsuits. We believe the existing accrual for litigation remains appropriate.

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

We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees, and we have purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. We use letters of credit, which amounted to $41.0 million at January 30, 2021, as collateral to back certain of our self-insured losses with our claims administrators.

We have purchase obligations for outstanding purchase orders for merchandise issued in the ordinary course of our business that are valued at $722.5 million, the entirety of which represents obligations due within one year of January 30, 2021. We have additional purchase obligations in the amount of $401.2 million primarily related to distribution and transportation, information technology, print advertising, energy procurement, and other store security, supply, and maintenance commitments.

NOTE 10 - GAIN ON SALE OF DISTRIBUTION CENTER

In the second quarter of 2020, we completed sale and leaseback transactions for our distribution centers located in Columbus, OH; Durant, OK; Montgomery, AL; and Tremont, PA. The aggregate sale price for the transactions was $725.0 million. Due to sale-leaseback accounting requirements, the proceeds received in the transactions were allocated between proceeds on the sale of the distribution centers and financing proceeds. Accordingly, aggregate net proceeds, before income taxes, on the sales of the distribution centers were $586.9 million and the aggregate gain on the sales was $463.1 million. Additionally, we incurred $4.0 million of additional selling and administrative expenses in connection with the transaction, which primarily consisted of consulting services. The remainder of consideration received was financing liability proceeds of $134.0 million. The current portion of the financing liability was recorded in accrued operating expenses in our consolidated balance sheets. The noncurrent portion of the financing liability was recorded in other liabilities in our consolidated balance sheets. Interest expense will be recognized on the financing liability using the effective interest method and the financing liability will be accreted over the duration of the lease agreements. Future payments to the buyer-lessor will be allocated between the financing liability and the lease liabilities. See note 5 to the accompanying consolidated financial statements for information on the lease agreements.

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

In the third quarter of 2019, we completed the sale of our distribution center located in Rancho Cucamonga, CA. As part of our agreement with the purchaser, we leased the property back from the purchaser for several months while we wound down our operations at the distribution center. The Rancho Cucamonga, CA distribution center was closed in the first quarter of 2020. Net proceeds from the sale of the distribution center were $190.3 million and our gain on the sale was $178.5 million.

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

The following table presents net sales data by merchandise category:

(In thousands)	2020	2019	2018
Furniture	$1,736,932	$1,427,129	$1,286,995
Soft Home	1,048,970	853,434	828,451
Consumables	932,259	803,593	799,038
Seasonal	815,378	773,720	765,619
Food	798,950	757,351	782,988
Electronics, Toys, & Accessories	438,450	344,947	367,418
Hard Home	428,247	363,006	407,596
Net sales	$6,199,186	$5,323,180	$5,238,105

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized fiscal quarterly financial data for 2020 and 2019 is as follows:

Fiscal Year 2020	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,439,149	$1,644,197	$1,377,925	$1,737,915	$6,199,186
Gross margin	570,756	683,564	557,893	685,173	2,497,386
Net income	49,323	451,972	29,910	97,986	629,191

Earnings per share:
Basic	$1.26	$11.52	$0.79	$2.68	$16.46
Diluted	1.26	11.29	0.76	2.59	16.11

Fiscal Year 2019	First	Second	Third	Fourth	Year
(In thousands, except per share amounts) (a)
Net sales	$1,295,796	$1,252,414	$1,167,988	$1,606,982	$5,323,180
Gross margin	519,047	498,230	463,386	634,019	2,114,682
Net income	15,540	6,178	126,982	93,764	242,464

Earnings per share:
Basic	$0.39	$0.16	$3.25	$2.40	$6.18
Diluted	0.39	0.16	3.25	2.39	6.16

(a)     Earnings per share calculations for each fiscal quarter are based on the applicable weighted-average shares outstanding for each period, and the sum of the earnings per share for the four fiscal quarters may not necessarily be equal to the full year earnings per share amount.

NOTE 13 – RESTRUCTURING COSTS

In March 2019, we announced a transformational restructuring initiative, referred to as “Operation North Star,” to both drive growth in our net sales and reduce costs within our business. The goal of the initiative was to generate costs savings from this initiative through improved markdown and merchandise management, reduced management layers, optimization of store labor, improved efficiencies in our supply chain, and reduced central and other costs. With the initial implementation of this initiative in 2019, we incurred upfront costs, including employee severance costs and consultancy fees, and made payments to execute the initiative of $38.3 million. The remaining obligation associated with severance and postemployment benefits was immaterial and $2.2 million at January 30, 2021 and February 1, 2020, respectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2021. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that we maintained effective internal control over financial reporting as of January 30, 2021.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in our definitive Proxy Statement for our 2021 annual meeting of shareholders ( “2021 Proxy Statement”), with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I of this Form 10-K under the caption “Supplemental Item. Executive Officers of the Registrant,” with respect to executive officers, is incorporated herein by reference in response to this item.

In the “Investors” section of our website (www.biglots.com) under the “Corporate Governance” and “SEC Filings” captions, the following information relating to our corporate governance may be found: Corporate Governance Guidelines; charters of our Board of Directors’ Audit, Capital Allocation Planning, Compensation, and Nominating/Corporate Governance Committees, and our Public Policy and Environmental Affairs Committee; Code of Business Conduct and Ethics; Code of Ethics for Financial Officers; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; the means by which shareholders may communicate with our Board of Directors; and transactions in our securities by our directors and executive officers. The Code of Business Conduct and Ethics applies to all of our associates, including our directors and our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics for Financial Professionals applies to our Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein) and contains provisions specifically applicable to the individuals serving in those positions. We intend to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of any amendments to, and any waivers from, our Code of Business Conduct and Ethics (to the extent applicable to our directors and executive officers (including our principal executive officer, principal financial officer, and principal accounting officer)) and our Code of Ethics for Financial Professionals in the “Investors” section of our website (www.biglots.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary addressed to our principal executive offices at 4900 E. Dublin-Granville Road, Columbus, Ohio 43081.

Item 11. Executive Compensation

The information contained under the caption “Governance” with respect to Compensation Committee interlocks and insider participation and under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Report” in the 2021 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes information as of January 30, 2021, relating to our equity compensation plans pursuant to which our common shares may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)		Weighted-average exercise price of outstanding options, warrants, and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,952,030	(1)	—	(2)	3,659,048	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,952,030		—	(2)	3,659,048

(1)	Includes performance share units, performance restricted share units, and restricted stock units granted under the 2020 LTIP and the 2017 LTIP.

(2)	The weighted average exercise price does not take into account the performance share units, performance restricted share units, and the restricted stock units granted under the 2020 LTIP and 2017 LTIP.

(3)	The common shares available for issuance under the 2020 LTIP are limited to 3,659,048 common shares. There are no common shares available for issuance under any of the other shareholder-approved plans.

The 2017 LTIP was approved in May 2017 and was terminated in June 2020. The 2020 LTIP was approved in June 2020. See note 7 to the accompanying consolidated financial statements.

The information contained under the caption “Stock Ownership” in the 2021 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Governance” in the 2021 Proxy Statement, with respect to the determination of director independence and related person transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information contained under the captions “Audit Committee Disclosure” in the 2021 Proxy Statement, with respect to our audit and non-audit services pre-approval policy and the fees paid to our independent registered public accounting firm, Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

Part IV

Item 15. Exhibits and Financial Statement Schedules

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

(3)     Exhibits. Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Annual Report. Certain portions of the exhibits marked with a pound sign (#) have been excluded from the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.23 are management contracts or compensatory plans or arrangements.

Exhibit No.	Document
2	Agreement of Merger (incorporated herein by reference to Exhibit 2 to our Form 10-Q for the quarter ended May 5, 2001) (File No. 1-8897).
3.1	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3(a) to our Form 10-Q for the quarter ended May 5, 2001) (File No. 1-8897).
3.2	Amendment to the Amended Articles of Incorporation of Big Lots, Inc. (incorporated herein by reference to Exhibit 3.1 to our Form 8-K dated May 27, 2010) (File No. 1-8897).
3.3	Amended Code of Regulations of Big Lots, Inc. (incorporated herein by reference to Exhibit 4.3 to our Form S-8 dated June 10, 2020).
4.1	Specimen Common Share Certificate (incorporated herein by reference to Exhibit 4(a) to our Form 10-K for the year ended February 2, 2002) (File No. 1-8897).
4.2*	Description of Big Lots, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Big Lots 2017 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to our definitive proxy statement on Schedule 14A relating to the 2017 Annual Meeting of Shareholders filed April 11, 2017).
10.2	Form of Big Lots 2017 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended April 29, 2017).
10.3	Form of Big Lots 2017 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended April 29, 2017).
10.4	Form of Big Lots 2017 Long-Term Incentive Plan Restricted Stock Units Retention Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended August 4, 2018).

Exhibit No.	Document
10.5	Form of Big Lots 2017 Long-Term Incentive Plan Deferral Election Form and Deferred Stock Units Award for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended October 28, 2017).
10.6	Form of Big Lots 2017 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 3, 2020).
10.7	Big Lots 2020 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A relating to the 2020 Annual Meeting of Shareholders of the Registrant filed with the Commission on May 1, 2020 (File No. 1-8897)).
10.8	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended May 2, 2020).
10.9	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended May 2, 2020).
10.10	Form of Big Lots 2020 Long-Term Incentive Plan Deferral Election Form and Deferred Stock Unit Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended May 2, 2020).
10.11	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.6 to our Form 10-Q for the quarter ended May 2, 2020).
10.12	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 9, 2021).
10.13	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated March 9, 2021).
10.14	Big Lots 2019 Bonus Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 5, 2019).
10.15	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005) (File No. 1-8897).
10.16	Big Lots Supplemental Savings Plan, as amended and restated effective December 31, 2015 (incorporated herein by reference to Exhibit 10.25 to our Form 10-K for the year ended January 30, 2016).
10.17	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004) (File No. 1-8897).
10.18	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.19	Offer Letter with Bruce Thorn (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 21, 2018).
10.20	Second Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated April 29, 2013).
10.21	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.22	Big Lots Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2014).
10.23	Form of Big Lots Executive Severance Plan Acknowledgment and Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2014).
10.24	Credit Agreement, dated August 31, 2018, by and among Big Lots, Inc. and Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 29, 2018).
10.25	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 29, 2004) (File No. 1-8897).
10.26	Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to our Form 10-Q for the quarter ended October 28, 2000) (File No. 1-8897).
10.27	Acquisition Agreement between Big Lots, Inc. and Liquidation World Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2011) (File No. 1-8897).
10.28	AVDC Participation Agreement incorporated herein by reference to Exhibit 10.40 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
10.29	AVDC Lease Agreement (Real Property) (incorporated herein by reference to Exhibit 10.41 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).

Exhibit No.	Document
10.30	AVDC Construction Agency Agreement (incorporated herein by reference to Exhibit 10.42 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
10.31	Settlement Agreement dated April 22, 2020, by and among Big Lots, Inc., Ancora Advisors, LLC, Ancora Merlin Institutional, LP, Ancora Merlin, LP, Ancora Catalyst Institutional, LP, Ancora Catalyst, LP, Ancora Catalyst SPV I LP, Ancora Catalyst SPV I SPC Ltd. - Segregated Portfolio C, Macellum Advisors GP, LLC, Macellum Management, LP, and Macellum Opportunity Fund LP. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 22, 2020).
10.32#	Agreement for Purchase and Sale of Real Property, as amended, between Durant DC, LLC and BIGDUOK001 LLC relating to the registrant’s distribution center located in Durant, Oklahoma. (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended August 1, 2020).
10.33#	Lease Agreement, as amended, between Big Lots Stores, Inc. and BIGCOOH002, LLC relating to the registrant’s distribution center located in Columbus, OH (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended October 31, 2020).
21*	Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
24*	Power of Attorney for James R. Chambers, Andrew C. Clarke, Sebastian J. DiGrande, Marla C. Gottschalk, Cynthia T. Jamison, Thomas A. Kingsbury, Christopher J. McCormick, Nancy A. Reardon, and Wendy L. Schoppert.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2021.

BIG LOTS, INC.

By: /s/ Bruce K. Thorn
Bruce K. Thorn
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2021.

By: /s/ Bruce K. Thorn	By: /s/ Jonathan E. Ramsden
Bruce K. Thorn	Jonathan E. Ramsden
President and Chief Executive Officer	Executive Vice President, Chief Financial and Administrative Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ James R. Chambers *	/s/ Thomas A. Kingsbury *
James R. Chambers	Thomas A. Kingsbury
Director	Director

/s/ Andrew C. Clarke *	/s/ Christopher J. McCormick *
Andrew C. Clarke	Christopher J. McCormick
Director	Director

/s/ Sebastian J. DiGrande *	/s/ Nancy A. Reardon *
Sebastian J. DiGrande	Nancy A. Reardon
Director	Director

/s/ Marla C. Gottschalk *	/s/ Wendy L. Schoppert *
Marla C. Gottschalk	Wendy L. Schoppert
Director	Director

/s/ Cynthia T. Jamison *
Cynthia T. Jamison
Director

*    The above named Directors of the Registrant execute this report by Ronald A. Robins, Jr., their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 4th day of March 2021, and filed herewith.

By: /s/ Ronald A. Robins, Jr.
Ronald A. Robins, Jr.
Attorney-in-Fact