Form 10-Q
period 2021-05-01
BIG LOTS INC
filed 2021-06-09
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 4, 2021, was 34,639,480.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 1, 2021

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net sales	$1,625,552	$1,439,149
Cost of sales (exclusive of depreciation expense shown separately below)	971,605	868,393
Gross margin	653,947	570,756
Selling and administrative expenses	497,418	458,631
Depreciation expense	33,977	37,690
Operating profit	122,552	74,435
Interest expense	(2,568)	(3,322)
Other income (expense)	960	(3,317)
Income before income taxes	120,944	67,796
Income tax expense	26,381	18,473
Net income and comprehensive income	$94,563	$49,323

Earnings per common share
Basic	$2.68	$1.26
Diluted	$2.62	$1.26

Weighted-average common shares outstanding
Basic	35,349	39,129
Dilutive effect of share-based awards	693	111
Diluted	36,042	39,240

Cash dividends declared per common share	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	May 1, 2021	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$613,329	$559,556
Inventories	901,482	940,294
Other current assets	114,001	85,939
Total current assets	1,628,812	1,585,789
Operating lease right-of-use assets	1,631,817	1,649,009
Property and equipment - net	723,158	717,216
Deferred income taxes	17,741	16,329
Other assets	36,008	68,914
Total assets	$4,037,536	$4,037,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380,942	$398,433
Current operating lease liabilities	219,367	226,075
Property, payroll, and other taxes	112,532	109,694
Accrued operating expenses	158,136	138,331
Insurance reserves	34,803	34,660
Accrued salaries and wages	73,799	49,830
Income taxes payable	70,340	43,601
Total current liabilities	1,049,919	1,000,624
Long-term debt	32,063	35,764
Noncurrent operating lease liabilities	1,466,090	1,465,433
Deferred income taxes	3,805	7,762
Insurance reserves	59,379	57,452
Unrecognized tax benefits	10,601	11,304
Other liabilities	147,177	181,187
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 34,920 shares and 35,535, respectively	1,175	1,175
Treasury shares - 82,575 shares and 81,960 shares, respectively, at cost	(2,782,987)	(2,709,259)
Additional paid-in capital	615,955	634,813
Retained earnings	3,434,359	3,351,002
Total shareholders’ equity	1,268,502	1,277,731
Total liabilities and shareholders’ equity	$4,037,536	$4,037,257

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended May 2, 2020
Balance - February 1, 2020	39,037	$1,175	78,458	$(2,546,232)	$620,728	$2,769,793	$845,464
Comprehensive income	—	—	—	—	—	49,323	49,323
Dividends declared ($0.30 per share)	—	—	—	—	—	(11,905)	(11,905)
Purchases of common shares	(119)	—	119	(1,940)	—	—	(1,940)
Restricted shares vested	240	—	(240)	7,782	(7,782)	—	—
Performance shares vested	65	—	(65)	2,107	(2,107)	—	—
Other	—	—	—	7	(1)	—	6
Share-based employee compensation expense	—	—	—	—	2,985	—	2,985
Balance - May 2, 2020	39,223	$1,175	78,272	$(2,538,276)	$613,823	$2,807,211	$883,933
Thirteen Weeks Ended May 1, 2021
Balance - January 30, 2021	35,535	1,175	81,960	(2,709,259)	634,813	3,351,002	1,277,731
Comprehensive income	—	—	—	—	—	94,563	94,563
Dividends declared ($0.30 per share)	—	—	—	—	—	(11,206)	(11,206)
Purchases of common shares	(1,538)	—	1,538	(104,491)	—	—	(104,491)
Restricted shares vested	390	—	(390)	12,995	(12,995)	—	—
Performance shares vested	533	—	(533)	17,770	(17,770)	—	—
Other	—	—	—	(2)	—	—	(2)
Share-based employee compensation expense	—	—	—	—	11,907	—	11,907
Balance - May 1, 2021	34,920	1,175	82,575	(2,782,987)	615,955	3,434,359	1,268,502

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Operating activities:
Net income	$94,563	$49,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	34,116	37,819
Non-cash lease expense	64,457	57,766
Deferred income taxes	(5,369)	(8,838)
Non-cash impairment charge	194	362
Loss on disposition of equipment	780	129
Non-cash share-based compensation expense	11,907	2,985
Unrealized (gain) loss on fuel derivatives	(1,005)	3,144
Change in assets and liabilities:
Inventories	38,813	114,707
Accounts payable	(17,492)	(102,779)
Operating lease liabilities	(53,511)	(54,919)
Current income taxes	29,435	27,077
Other current assets	1,294	(486)
Other current liabilities	2,703	16,315
Other assets	389	4,395
Other liabilities	3,019	(879)
Net cash provided by operating activities	204,293	146,121
Investing activities:
Capital expenditures	(32,160)	(28,928)
Cash proceeds from sale of property and equipment	7	26
Other	(17)	(11)
Net cash used in investing activities	(32,170)	(28,913)
Financing activities:
Net (repayments of) proceeds from long-term debt	(3,580)	157,337
Payment of finance lease obligations	(1,293)	(982)
Dividends paid	(12,460)	(12,478)
Payment for treasury shares acquired	(101,016)	(1,940)
Other	(1)	6
Net cash (used in) provided by financing activities	(118,350)	141,943
Increase in cash and cash equivalents	53,773	259,151
Cash and cash equivalents:
Beginning of period	559,556	52,721
End of period	$613,329	$311,872

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries. We are a neighborhood discount retailer operating in the United States (“U.S.”). At May 1, 2021, we operated 1,413 stores in 47 states and an e-commerce platform. We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. The consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole, including as a result of the COVID-19 coronavirus pandemic, which has disrupted and may continue to disrupt our business. We have historically experienced seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter. However, due to demand volatility we have experienced during the COVID-19 coronavirus pandemic, the seasonality of our 2021 results may differ from our historical experience. The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (“2020 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2021 (“2021”) is comprised of the 52 weeks that began on January 31, 2021 and will end on January 29, 2022. Fiscal year 2020 (“2020”) was comprised of the 52 weeks that began on February 2, 2020 and ended on January 30, 2021. The fiscal quarters ended May 1, 2021 (“first quarter of 2021”) and May 2, 2020 (“first quarter of 2020”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing (which includes rent), distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $66.2 million and $52.3 million for the first quarter of 2021 and the first quarter of 2020, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, internet and e-mail marketing and advertising, and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $21.8 million and $23.0 million for the first quarter of 2021 and the first quarter of 2020, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2021 and the first quarter of 2020:

	Thirteen Weeks Ended
(In thousands)	May 1, 2021	May 2, 2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$468	$3,211
Cash paid for income taxes, excluding impact of refunds	2,303	122
Gross proceeds from long-term debt	—	514,500
Gross payments of long-term debt	3,580	357,163
Cash paid for operating lease liabilities	76,727	75,317
Non-cash activity:
Share repurchases payable	3,476	—
Accrued property and equipment	26,306	27,213
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	47,661	62,641

Reclassifications
In the first quarter of 2021, we realigned select merchandise categories to be consistent with the initial realignment of our merchandising team and changes to our management reporting. We eliminated our Electronics, Toys, & Accessories category by absorbing its former merchandise departments into three of our existing merchandise categories. We moved our apparel, jewelry, and hosiery departments into our Soft Home merchandise category, our toys department into our Seasonal merchandise category, and our electronics department into our Hard Home merchandise category.

Our six merchandise categories, which match our internal management and reporting of merchandise net sales are now as follows: Food; Consumables; Soft Home; Hard Home; Furniture; and Seasonal. The Food category includes our beverage & grocery; candy & snacks; and specialty foods departments. The Consumables category includes our health, beauty and cosmetics; plastics; paper; chemical; and pet departments. The Soft Home category includes our home décor; frames; fashion bedding; utility bedding; bath; window; decorative textile; home organization; area rugs; apparel; hosiery; and jewelry departments. The Hard Home category includes our small appliances; table top; food preparation; stationery; home maintenance; and electronics departments. The Furniture category includes our upholstery; mattress; ready-to-assemble; and case goods departments. The Seasonal category includes our lawn & garden; summer; Christmas; toys; and other holiday departments.

In order to provide comparative information, we have reclassified our results into the new alignment for both periods presented.

Recent Accounting Pronouncements
There are currently no new accounting pronouncements with a future effective date that are of significance, or potential significance, to us.

NOTE 2 – DEBT

Bank Credit Facility
On August 31, 2018, we entered into a $700 million five-year unsecured credit facility (“Credit Agreement”). The Credit Agreement expires on August 31, 2023. In connection with our entry into the Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $1.5 million, which are being amortized over the term of the Credit Agreement.

Borrowings under the Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The interest rates, pricing and fees under the Credit Agreement fluctuate based on our debt rating. The Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the Credit Agreement. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA. A violation of any of the covenants could result in a default under the Credit Agreement that would permit the lenders to restrict our ability to further access the Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Agreement. At May 1, 2021, we had no borrowings outstanding under the Credit Agreement, while $5.8 million was committed to outstanding letters of credit, leaving $694.2 million available under the Credit Agreement.

Secured Equipment Term Note
On August 7, 2019, we entered into a $70.0 million term note agreement (“2019 Term Note”), which is secured by the equipment at our Apple Valley, CA distribution center. In connection with our entry into the 2019 Term Note, we paid debt issuance costs of $0.2 million. In light of our strong liquidity and current market conditions, on June 7, 2021, we prepaid the remaining $44.3 million principal balance under the 2019 Term Note. In connection with the prepayment, we incurred a $0.4 million prepayment fee and recognized a $0.5 million loss on debt extinguishment in the second quarter of 2021. The interest rate on the 2019 Term Note was 3.3%.

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	May 1, 2021	January 30, 2021
2019 Term Note	$46,684	$50,264
Credit Agreement	—	—
Total debt	$46,684	$50,264
Less current portion of long-term debt (included in Accrued operating expenses)	$(14,621)	$(14,500)
Long-term debt	$32,063	$35,764

NOTE 3 – FAIR VALUE MEASUREMENTS

At May 1, 2021 and January 30, 2021, we held investments in money market funds, which were recorded in our consolidated balance sheets at their fair value. The fair values of the money market fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

At May 1, 2021 and January 30, 2021, in connection with our nonqualified deferred compensation plan, we had mutual fund investments, which were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

As of May 1, 2021, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	May 1, 2021	Level 1
Assets:
Money market funds	Cash and cash equivalents	$175,135	$175,135
Mutual funds - deferred compensation plan	Other current assets	$29,988	$29,988

As of January 30, 2021, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	January 30, 2021	Level 1
Assets:
Money market funds	Cash and cash equivalents	$175,113	$175,113
Mutual funds - deferred compensation plan	Other assets	$32,484	$32,484

The fair value of our long-term obligations under the 2019 Term Note are based on quoted market prices and are classified as Level 2 within the fair value hierarchy. The carrying value of the instrument approximates its fair value.

The carrying value of accounts receivable and accounts payable approximates fair value because of the relatively short maturity of these items.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share. At May 2, 2020, we excluded performance restricted share units (“PRSUs”) from the securities outstanding for the computation of earnings per share because the minimum applicable performance conditions had not been attained. At May 1, 2021, all outstanding awards were included in our computation of earnings per share because the minimum applicable performance conditions had been attained. Antidilutive restricted stock units, performance share units (“PSUs”), and PRSUs, are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock units, PSUs, and PRSUs that were antidilutive, as determined under the treasury stock method, were 0.1 million and 0.3 million for the first quarter of 2021 and the first quarter of 2020, respectively.

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

During the first quarter of 2021, we acquired approximately 1.1 million of our outstanding common shares for $77.5 million under the 2020 Repurchase Authorization. As of May 1, 2021, we had $249.6 million available for future repurchases under the 2020 Repurchase Authorization.

In addition to shares repurchased under the 2020 Repurchase Authorization, purchases of common shares reported in the consolidated statements of shareholders’ equity include shares acquired to satisfy income tax withholdings associated with the vesting of share-based awards.

Dividends
We declared and paid cash dividends per common share during the first quarter of 2021 as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2021:		(In thousands)	(In thousands)
First quarter	$0.30	$11,206	$12,460
Total	$0.30	$11,206	$12,460

The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of restricted stock units, PSUs, and PRSUs. The payment of future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

NOTE 5 – SHARE-BASED PLANS

We have issued restricted stock units, PSUs, and PRSUs under our shareholder-approved equity compensation plans. We recognized share-based compensation expense of $11.9 million and $3.0 million in the first quarter of 2021 and the first quarter of 2020, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested restricted stock units activity for the first quarter of 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock units at January 30, 2021	1,214,212	$22.71
Granted	206,685	70.77
Vested	(390,116)	22.74
Forfeited	(31,181)	25.26
Outstanding non-vested restricted stock units at May 1, 2021	999,600	$32.56

The non-vested restricted stock units granted in the first quarter of 2021 generally vest and are expensed on a ratable basis over three years from the grant date of the award, if a threshold financial performance objective is achieved and the grantee remains employed by us through the vesting dates.

Performance Share Units
In the first quarter of 2020, we awarded PRSUs to certain members of senior management, which vest based on the achievement of share price performance goals and a minimum service requirement of one year. The PRSUs have a contractual term of three years. Shares issued in connection with vested PRSUs are generally restricted from sale, transfer, or other disposition prior to the third anniversary of the grant date except under certain circumstances, including death, disability, or change in control. The majority of PRSUs awarded in 2020 vested in the first quarter of 2021. At May 1, 2021, the share price performance goals applicable to the remaining 3,223 outstanding PRSUs had been attained and we expect the PRSUs outstanding at May 1, 2021 to vest in the second quarter of 2021.

Prior to 2020 and in the first quarter of 2021, we issued PSUs to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. The financial performance objectives for each fiscal year within the three-year performance period will be approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs and PRSUs as follows:

Issue Year	Outstanding PSUs and PRSUs at May 1, 2021	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2019	255,487	March 2021		Fiscal 2021
2020	3,223	April 2020		Fiscal 2020-2021
2021	166,055		March 2023	Fiscal 2023
Total	424,765

The number of shares to be distributed upon vesting of the PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. During the first quarter of 2021, the PSUs issued in 2018 vested with an average performance attainment higher than the targets established. During the first quarters of 2021 and 2020, we recognized $8.6 million and $0.4 million in share-based compensation expense related to PSUs and PRSUs, respectively.

The following table summarizes the activity related to PSUs and PRSUs for the first quarter of 2021:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs and PRSUs at January 30, 2021	474,031	$24.31
Granted	263,787	70.24
Vested	(470,808)	24.27
Forfeited	(8,300)	70.24
Outstanding PSUs and PRSUs at May 1, 2021	258,710	$69.74

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(In thousands)	2021	2020
Total fair value of restricted stock vested	$26,901	$4,040
Total fair value of performance shares vested	$37,168	$924

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2021, at May 1, 2021 was approximately $46.2 million. This compensation cost is expected to be recognized through April 2024 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.7 years from May 1, 2021.

NOTE 6 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through April 30, 2022, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million. Actual results may differ materially from this estimate.

NOTE 7 – CONTINGENCIES

Legal Proceedings
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

NOTE 8 – BUSINESS SEGMENT DATA

We use the following six merchandise categories, which are consistent with our internal management and reporting of merchandise net sales: Food; Consumables; Soft Home; Hard Home; Furniture; and Seasonal. The Food category includes our beverage & grocery; candy & snacks; and specialty foods departments. The Consumables category includes our health, beauty and cosmetics; plastics; paper; chemical; and pet departments. The Soft Home category includes our home décor; frames; fashion bedding; utility bedding; bath; window; decorative textile; home organization; area rugs; jewelry; apparel; and hosiery departments. The Hard Home category includes our small appliances; table top; food preparation; stationery; home maintenance; and electronics departments. The Furniture category includes our upholstery; mattress; ready-to-assemble; and case goods departments. The Seasonal category includes our lawn & garden; summer; Christmas; toys; and other holiday departments.

In the first quarter of 2021, we realigned our merchandise categories and eliminated our Electronics, Toys, & Accessories merchandise category, which comprised $75.1 million of net sales reported in the first quarter of 2020. See the reclassifications section of note 1 to the consolidated financial statements for further discussion.

The following table presents net sales data by merchandise category:

	First Quarter
(In thousands)	2021	2020
Furniture	$481,431	$415,700
Seasonal	328,794	215,302
Soft Home	303,981	248,743
Consumables	204,015	237,241
Food	175,131	203,819
Hard Home	132,200	118,344
Net sales	$1,625,552	$1,439,149

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

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the accompanying consolidated financial statements and related notes. Each term defined in the notes to the accompanying consolidated financial statements has the same meaning in this item and the balance of this report.

The following are the results from the first quarter of 2021 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2020:

•Net sales increased $186.4 million, or 13.0%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce operations, increased $159.3 million, or 11.3%.
•Gross margin dollars increased $83.2 million, while gross margin rate increased 50 basis points to 40.2% of sales.
•Selling and administrative expenses increased $38.8 million. As a percentage of net sales, selling and administrative expenses decreased 130 basis points to 30.6% of net sales.
•Operating profit rate increased 230 basis points to 7.5%.
•Diluted earnings per share increased to $2.62 per share from $1.26 per share.
•Cash and cash equivalents increased by $301.5 million to $613.3 million from the first quarter of 2020.
•Inventory increased by 11.8% or $94.9 million to $901.5 million from the first quarter of 2020.
•We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the first quarter of 2021, which was consistent with the quarterly cash dividend of $0.30 per common share paid in the first quarter of 2020.
•We acquired 1.1 million of our outstanding common shares for $77.5 million under the 2020 Repurchase Authorization (as defined below).

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2021 and the first quarter of 2020:

	2021	2020
Stores open at the beginning of the fiscal year	1,408	1,404
Stores opened during the period	13	6
Stores closed during the period	(8)	(6)
Stores open at the end of the period	1,413	1,404

We expect our store count at the end of 2021 to increase by approximately 20 stores compared to our store count at the end of 2020.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	First Quarter
	2021	2020
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	59.8	60.3
Gross margin	40.2	39.7
Selling and administrative expenses	30.6	31.9
Depreciation expense	2.1	2.6
Operating profit	7.5	5.2
Interest expense	(0.2)	(0.2)
Other income (expense)	0.1	(0.2)
Income before income taxes	7.4	4.7
Income tax expense	1.6	1.3
Net income	5.8%	3.4%

FIRST QUARTER OF 2021 COMPARED TO FIRST QUARTER OF 2020

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the first quarter of 2021 compared to the first quarter of 2020 were as follows:

First Quarter
($ in thousands)	2021		2020		Change		Comps
Furniture	$481,431	29.6%	$415,700	28.9%	$65,731	15.8%	13.7%
Seasonal	328,794	20.2	215,302	15.0	113,492	52.7	51.0
Soft Home	303,981	18.7	248,743	17.2	55,238	22.2	20.6
Consumables	204,015	12.6	237,241	16.5	(33,226)	(14.0)	(14.7)
Food	175,131	10.8	203,819	14.2	(28,688)	(14.1)	(15.1)
Hard Home	132,200	8.1	118,344	8.2	13,856	11.7	9.3
Net sales	$1,625,552	100.0%	$1,439,149	100.0%	$186,403	13.0%	11.3%

In the first quarter of 2021, we realigned our merchandise categories and eliminated our Electronics, Toys, & Accessories merchandise category. See the reclassifications discussion in note 1 to the consolidated financial statements for additional information. In order to provide comparative information, we have reclassified our results into the new merchandise category alignment for both periods presented.

Net sales increased $186.4 million, or 13.0%, to $1,625.6 million in the first quarter of 2021, compared to $1,439.1 million in the first quarter of 2020. The increase in net sales was primarily driven by an 11.3% increase in our comps, which increased net sales by $159.3 million. Additionally, our non-comparable sales increased net sales by $27.1 million, driven by increased sales of our new and relocated stores compared to closed stores. Our comps are calculated based on the results of all stores that were open at least fifteen months plus the results of our e-commerce net sales.

Our net sales during the first quarter of 2021 benefited from government sponsored relief packages related to COVID-19, which included stimulus payments and enhanced unemployment benefits, the majority of which were released in January 2021 and March 2021. Additionally, we continued to experience increased demand for our home products in the first quarter of 2021, which includes our Furniture, Seasonal, Soft Home, and Hard Home merchandise categories. We believe this increased demand was the result of the continuation of nesting trends we experienced in 2020 due to customers investing more time and discretionary funds in their home as a byproduct of the COVID-19 pandemic. In the first quarter of 2021, nesting trends shifted toward patio furniture and other outdoor products, which drove the increased net sales and comps in our Seasonal merchandise category compared to the first quarter of 2020. While our business in the first quarter of 2021 benefited from COVID-19-related factors, such as government stimulus, we believe the strength of our trend-right home offerings provided a strong foundation for net sales growth compared to the first quarter of 2020. Additionally, we believe that our strategic initiatives - including The Lot, Queue Line, Broyhill®, and Pantry Optimization - continued to contribute to our increased net sales in the first quarter of 2021. The Lot is a cross-category presentation solution with a curated assortment to promote life’s occasions. Queue Line offers our customers a streamlined checkout experience with a new and expanded convenience assortment and a smaller footprint. The Broyhill® brand, which we launched in 2019, continues to grow as we have expanded our assortment. Pantry Optimization reallocated square footage from our Food category to Consumables category. Our customers have responded positively to each of these strategic initiatives and we believe that our product assortment is aligned with customer demand. At the end of the first quarter of 2021, The Lot and Queue Line have been rolled out to approximately 1,050 and 1,200 stores, respectively.

Partially offsetting our success in home offerings was a decline in net sales in our Food and Consumables merchandise categories during the first quarter of 2021 due to a decrease in demand for essential products, which we define as food, consumables, health products, and pet supplies, compared to the first quarter of 2020. Demand for essential products surged in the first quarter of 2020 as customers stocked up on these products at the onset of the COVID-19 pandemic. Our customers did not stock up on these products to the same extent in the first quarter of 2021. Despite the decline in net sales in the first quarter of 2021 in our Food and Consumables categories compared to the first quarter of 2020, the performance of our Food and Consumables categories was consistent with our expectations, and we believe that our Pantry Optimization initiative has been successful to date.

Gross Margin
Gross margin dollars increased $83.2 million, or 14.6%, to $653.9 million for the first quarter of 2021, compared to $570.8 million for the first quarter of 2020. The increase in gross margin dollars was primarily due to an increase in net sales, which increased gross margin dollars by $73.9 million. Gross margin as a percentage of net sales increased 50 basis points to 40.2% in the first quarter of 2021 compared to 39.7% in the first quarter of 2020. The gross margin rate increase was primarily due to lower markdowns and favorable product mix resulting from increased sales in higher average gross margin items, particularly in our Seasonal category, in the first quarter of 2021 compared to lower average gross margin items in the first quarter of 2020, partially offset by higher inbound freight costs. Freight costs increased primarily due to detention and demurrage charges resulting from delayed receipt of inventory related to supply chain constraints, high transportation rates, and increasing fuel costs.

Selling and Administrative Expenses
Selling and administrative expenses were $497.4 million for the first quarter of 2021, compared to $458.6 million for the first quarter of 2020. The increase of $38.8 million in selling and administrative expenses was driven by an increase in distribution and transportation expense of $13.9 million, accrued bonus expense of $8.9 million, share-based compensation expense of $8.9 million, $2.1 million of store occupancy costs, and store-related payroll expense of $1.9 million, partially offset by the absence of proxy contest related costs of $3.7 million. The increase in distribution and transportation expenses was driven by rent on our leased distribution centers, four of which were sold and leased back in the second quarter of 2020, and higher outbound transportation volume and higher distribution costs to support our increased net sales. The increase in accrued bonus expense was due to increased performance in the first quarter of 2021 relative to our quarterly and annual operating plans as compared to the first quarter of 2020 and accrual of a discretionary bonus for most of our non-exempt associates in the first quarter of 2021. Our share-based compensation expense increased primarily due to the timing of establishing the grant date of our 2019 PSUs, for which the grant date was established in the first quarter of 2021, compared to our 2018 PSUs, for which the grant date was established in the third quarter of 2020. Our store occupancy costs increased as a result of new stores opened in the first quarter of 2021, which have higher rents than the stores closed, normal rent increases resulting from lease renewals, and a higher store count at the end of the first quarter of 2021 compared to the first quarter of 2020. The increase in store-related payroll was primarily due to additional payroll hours to support our increased net sales in the first quarter of 2021. The proxy contest related costs were comprised of legal, public relations, and advisory fees, and settlement costs incurred to resolve a proxy contest in the first quarter of 2020.

As a percentage of net sales, selling and administrative expenses decreased 130 basis points to 30.6% for the first quarter of 2021 compared to 31.9% for the first quarter of 2020.

Depreciation Expense
Depreciation expense decreased $3.7 million to $34.0 million in the first quarter of 2021, compared to $37.7 million for the first quarter of 2020. Depreciation expense as a percentage of sales decreased 50 basis points compared to the first quarter of 2020. The decrease was driven by the sale of four distribution centers in second quarter of 2020 and the disposition of other store assets since the first quarter of 2020.

Interest Expense
Interest expense was $2.6 million in the first quarter of 2021, compared to $3.3 million in the first quarter of 2020. The decrease in interest expense was driven by a decrease in total average borrowings. We had total average borrowings (including finance leases and the financing liability related to the sale and leaseback transactions for four of our distribution centers in the second quarter of 2020) of $180.7 million in the first quarter of 2021 compared to total average borrowings of $452.8 million in the first quarter of 2020. The decrease in total average borrowings was driven by our repayment of all outstanding borrowings under the Credit Agreement as a condition of the closing of the sale and leaseback transactions in the second quarter of 2020, partially offset by the establishment of the financing liability in connection with the sale and leaseback transactions. The decrease in total average borrowings was partially offset by a higher average interest rate on the sale and leaseback financing liability.

Other Income (Expense)
Other income (expense) was $1.0 million of income in the first quarter of 2021, compared to $(3.3) million of expense in the first quarter of 2020. The change was primarily driven by unrealized gains on our diesel fuel derivatives due to an increase in current and forward diesel fuel prices in the first quarter of 2021 as compared to a sharp decline in prices in the first quarter of 2020.

Income Taxes
The effective income tax rate for the first quarter of 2021 and the first quarter of 2020 was 21.8% and 27.2%, respectively. The decrease in the effective income tax rate was primarily attributable to the net tax benefit associated with settlement of share-based payment awards during the first quarter of 2021.

2021 Guidance
In March 2020, the World Health Organization declared COVID-19 a pandemic. The effects of the virus, the related government response, and the impact on consumer spending behaviors have significantly impacted our business and reduced our visibility to future financial results. At this time, the Company does not believe it has sufficient visibility to provide full year guidance for 2021.

As of May 28, 2021, and excluding consideration of potential share repurchase activity, we expect the following in the second quarter of 2021:
•Comparable sales decrease in the low double digits as the second quarter of 2020 benefited significantly from a government sponsored relief package;
•Gross margin rate below last year in consideration of macro-economic headwinds in freight cost;
•Selling and administrative expenses slightly below last year; and
•Diluted earnings per share in the range of $1.00 to $1.15.

Capital Resources and Liquidity
On August 31, 2018, we entered into the Credit Agreement, which provides for a $700 million five-year unsecured credit facility. The Credit Agreement expires on August 31, 2023. Borrowings under the Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The interest rates, pricing and fees under the Credit Agreement fluctuate based on our debt rating. The Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the Credit Agreement without penalty. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA. A violation of any of the covenants could result in a default under the Credit Agreement that would permit the lenders to restrict our ability to further access the Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Agreement. At May 1, 2021, we were in compliance with the covenants of the Credit Agreement. At May 1, 2021, we had no borrowings under the Credit Agreement, and the borrowings available under the Credit Agreement were $694.2 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $5.8 million.

On August 7, 2019, we entered into the 2019 Term Note, a $70 million term note agreement, which was secured by the equipment at our California distribution center. The interest rate on the note was fixed at 3.3%. In light of our strong liquidity and current market conditions, on June 7, 2021, we prepaid the remaining $44.3 million principal balance under the 2019 Term Note. In connection with the prepayment, we incurred a $0.4 million prepayment fee and recognized a $0.5 million loss on debt extinguishment in the second quarter of 2021.

We have historically funded our working capital requirements with borrowings under our credit facility. However, based on our current cash and cash equivalents position and projected cash flows from operations, we intend to fund our working capital requirements, along with capital expenditures, share repurchases, and other contractual commitments, for the upcoming quarter without borrowing under the Credit Agreement. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

In August 2020, our Board of Directors authorized the repurchase of up to $500 million of our common shares (“2020 Repurchase Authorization”). Pursuant to the 2020 Repurchase Authorization, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2020 Repurchase Authorization will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2020 Repurchase Authorization has no scheduled termination date and we intend to fund repurchases under the authorization with cash and cash equivalents on hand and cash generated from operations going forward. During the first quarter of 2021, we purchased 1.1 million of our common shares for $77.5 million under the 2020 Repurchase Authorization, at an average price of $67.45. At May 1, 2021, we had $249.6 million available for future repurchases under the 2020 Repurchase Authorization.

In February 2021, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on April 2, 2021 to shareholders of record as of the close of business on March 19, 2021. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2020. In the first quarter of 2021, we paid approximately $12.5 million in dividends, consistent with the dividends paid of $12.5 million in the first quarter of 2020.

In May 2021, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on June 25, 2021 to shareholders of record as of the close of business on June 11, 2021.

The following table compares the primary components of our cash flows from the first quarter 2021 compared to the first quarter 2020:

(In thousands)	2021	2020	Change
Net cash provided by operating activities	$204,293	$146,121	$58,172
Net cash used in investing activities	(32,170)	(28,913)	(3,257)
Net cash (used in) provided by financing activities	$(118,350)	$141,943	$(260,293)

Cash provided by operating activities increased by $58.2 million to $204.3 million in the first quarter of 2021 compared to $146.1 million in the first quarter of 2020. The increase was principally driven by our higher net income after adjusting for non-cash activities such as non-cash share-based compensation expense and non-cash lease expense.

Cash used in investing activities increased by $3.3 million to $32.2 million in the first quarter of 2021 compared to $28.9 million in the first quarter of 2020. The increase was principally due to an increase in capital expenditures.

Cash (used in) provided by financing activities increased by $260.3 million to cash used in financing activities of $118.4 million in the first quarter of 2021 compared to cash provided by financing activities of $141.9 million in the first quarter of 2020. The increase was primarily driven by borrowings under the Credit Agreement in the first quarter of 2020, which was due to our borrowing approximately $200 million under the Credit Agreement in the first quarter of 2020 as a liquidity safeguard at the outset of the COVID-19 pandemic and an increase in payment for treasury shares acquired in the first quarter of 2021 primarily due to shares repurchased under the 2020 Repurchase Authorization. In the first quarter of 2020, we had no active share repurchase program in place.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. See note 1 to our consolidated financial statements included in our 2020 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Form 10-K. Had we used estimates, judgments, and assumptions different from any of those discussed in our 2020 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the Credit Agreement. We had no borrowings under the Credit Agreement at May 1, 2021. An increase of 1% in our variable interest rate on our expected future borrowings would not currently materially affect our financial condition, results of operations, or liquidity.

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At May 1, 2021, we had outstanding derivative instruments, in the form of collars, covering 3.0 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2021	1,800	1,800	$84
2022	1,200	1,200	183
Total	3,000	3,000	$267

Additionally, at May 1, 2021, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $1.0 million.

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

Part II. Other Information

Item 1. Legal Proceedings

For information regarding certain legal proceedings to which we have been named a party or are subject, see note 7 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

During the first quarter of 2021, there were no material changes to the risk factors previously disclosed in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2021 - February 27, 2021	41	$55.25	39	$325,000
February 28, 2021 - March 27, 2021	543	67.85	500	290,948
March 28, 2021 - May 1, 2021	954	68.56	610	249,634
Total	1,538	$67.96	1,149	$249,634

(1)     In February, March, and April 2021, in connection with the vesting of certain outstanding restricted stock units, PSUs, and PRSUs, we acquired 946, 42,930 and 344,189 of our common shares, respectively, which were withheld to satisfy income tax withholdings.
(2)     The 2020 Repurchase Authorization is comprised of an August 27, 2020 authorization by our Board of Directors for the repurchase of up to $500.0 million of our common shares. During the first quarter of 2021, we purchased approximately 1.1 million of our common shares for approximately $77.5 million under the 2020 Repurchase Authorization. The 2020 Repurchase Authorization has no scheduled termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document
10.1	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 9, 2021).
10.2	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated March 9, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2021

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)