Form 10-Q
period 2021-07-31
BIG LOTS INC
filed 2021-09-08
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 3, 2021, was 32,556,311.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2021

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended July 31, 2021 (Unaudited) and August 1, 2020 (Unaudited)	2

b)	Consolidated Balance Sheets at July 31, 2021 (Unaudited) and January 30, 2021 (Unaudited)	3

c)	Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended July 31, 2021 (Unaudited) and August 1, 2020 (Unaudited)	4

d)	Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 31, 2021 (Unaudited) and August 1, 2020 (Unaudited)	5

e)	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II. Other Information		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signature		25

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$1,457,374	$1,644,197	$3,082,926	$3,083,346
Cost of sales (exclusive of depreciation expense shown separately below)	879,577	960,633	1,851,182	1,829,026
Gross margin	577,797	683,564	1,231,744	1,254,320
Selling and administrative expenses	488,658	504,000	986,076	962,631
Depreciation expense	35,289	33,974	69,266	71,664
Gain on sale of distribution centers	—	(463,053)	—	(463,053)
Operating profit	53,850	608,643	176,402	683,078
Interest expense	(2,296)	(2,548)	(4,864)	(5,870)
Other income (expense)	(133)	1,357	827	(1,960)
Income before income taxes	51,421	607,452	172,365	675,248
Income tax expense	13,714	155,480	40,095	173,953
Net income and comprehensive income	$37,707	$451,972	$132,270	$501,295

Earnings per common share
Basic	$1.11	$11.52	$3.81	$12.79
Diluted	$1.09	$11.29	$3.75	$12.66

Weighted-average common shares outstanding
Basic	34,004	39,239	34,676	39,184
Dilutive effect of share-based awards	712	801	643	419
Diluted	34,716	40,040	35,319	39,603

Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	July 31, 2021	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$293,322	$559,556
Inventories	943,776	940,294
Other current assets	142,066	85,939
Total current assets	1,379,164	1,585,789
Operating lease right-of-use assets	1,652,631	1,649,009
Property and equipment - net	737,259	717,216
Deferred income taxes	18,316	16,329
Other assets	35,355	68,914
Total assets	$3,822,725	$4,037,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$390,597	$398,433
Current operating lease liabilities	218,930	226,075
Property, payroll, and other taxes	102,477	109,694
Accrued operating expenses	137,874	138,331
Insurance reserves	36,033	34,660
Accrued salaries and wages	72,306	49,830
Income taxes payable	1,396	43,601
Total current liabilities	959,613	1,000,624
Long-term debt	—	35,764
Noncurrent operating lease liabilities	1,492,148	1,465,433
Deferred income taxes	1,287	7,762
Insurance reserves	58,955	57,452
Unrecognized tax benefits	10,392	11,304
Other liabilities	146,961	181,187
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 32,550 shares and 35,535 shares, respectively	1,175	1,175
Treasury shares - 84,945 shares and 81,960 shares, respectively, at cost	(2,934,912)	(2,709,259)
Additional paid-in capital	625,651	634,813
Retained earnings	3,461,455	3,351,002
Total shareholders’ equity	1,153,369	1,277,731
Total liabilities and shareholders’ equity	$3,822,725	$4,037,257

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended August 1, 2020
Balance - May 2, 2020	39,223	$1,175	78,272	$(2,538,276)	$613,823	$2,807,211	$883,933
Comprehensive income	—	—	—	—	—	451,972	451,972
Dividends declared ($0.30 per share)	—	—	—	—	—	(12,335)	(12,335)
Purchases of common shares	—	—	—	(11)	—	—	(11)
Exercise of stock options	3	—	(3)	91	7	—	98
Restricted shares vested	24	—	(24)	795	(795)	—	—
Performance shares vested	—	—	—	—	—	—	—
Other	1	—	(1)	42	8	—	50
Share-based employee compensation expense	—	—	—	—	4,453	—	4,453
Balance - August 1, 2020	39,251	$1,175	78,244	$(2,537,359)	$617,496	$3,246,848	$1,328,160

Twenty-Six Weeks Ended August 1, 2020
Balance - February 1, 2020	39,037	$1,175	78,458	$(2,546,232)	$620,728	$2,769,793	$845,464
Comprehensive income	—	—	—	—	—	501,295	501,295
Dividends declared ($0.60 per share)	—	—	—	—	—	(24,240)	(24,240)
Purchases of common shares	(119)	—	119	(1,951)	—	—	(1,951)
Exercise of stock options	3	—	(3)	91	7	—	98
Restricted shares vested	264	—	(264)	8,577	(8,577)	—	—
Performance shares vested	65	—	(65)	2,107	(2,107)	—	—
Other	1	—	(1)	49	7	—	56
Share-based employee compensation expense	—	—	—	—	7,438	—	7,438
Balance - August 1, 2020	39,251	$1,175	78,244	$(2,537,359)	$617,496	$3,246,848	$1,328,160

Thirteen Weeks Ended July 31, 2021
Balance - May 1, 2021	34,920	$1,175	82,575	$(2,782,987)	$615,955	$3,434,359	$1,268,502
Comprehensive income	—	—	—	—	—	37,707	37,707
Dividends declared ($0.30 per share)	—	—	—	—	—	(10,611)	(10,611)
Purchases of common shares	(2,411)	—	2,411	(153,327)	—	—	(153,327)
Restricted shares vested	38	—	(38)	1,265	(1,265)	—	—
Performance shares vested	3	—	(3)	109	(109)	—	—
Other	—	—	—	28	33	—	61
Share-based employee compensation expense	—	—	—	—	11,037	—	11,037
Balance - July 31, 2021	32,550	$1,175	84,945	$(2,934,912)	$625,651	$3,461,455	$1,153,369

Twenty-Six Weeks Ended July 31, 2021
Balance - January 30, 2021	35,535	$1,175	81,960	$(2,709,259)	$634,813	$3,351,002	$1,277,731
Comprehensive income	—	—	—	—	—	132,270	132,270
Dividends declared ($0.60 per share)	—	—	—	—	—	(21,817)	(21,817)
Purchases of common shares	(3,949)	—	3,949	(257,818)	—	—	(257,818)
Restricted shares vested	428	—	(428)	14,260	(14,260)	—	—
Performance shares vested	536	—	(536)	17,879	(17,879)	—	—
Other	—	—	—	26	33	—	59
Share-based employee compensation expense	—	—	—	—	22,944	—	22,944
Balance - July 31, 2021	32,550	$1,175	84,945	$(2,934,912)	$625,651	$3,461,455	$1,153,369

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Operating activities:
Net income	$132,270	$501,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69,669	71,924
Non-cash lease amortization expense	129,958	118,170
Deferred income taxes	(8,463)	(55,806)
Non-cash impairment charge	954	658
Loss (gain) on disposition of property and equipment	800	(462,744)
Non-cash share-based compensation expense	22,944	7,438
Unrealized (gain) loss on fuel derivatives	(1,365)	1,438
Loss on extinguishment of debt	535	—
Change in assets and liabilities:
Inventories	(3,482)	207,762
Accounts payable	(7,836)	1,168
Operating lease liabilities	(114,965)	(148,722)
Current income taxes	(59,900)	191,488
Other current assets	(6,561)	(9,768)
Other current liabilities	(15,608)	28,938
Other assets	809	2,512
Other liabilities	2,399	12,633
Net cash provided by operating activities	142,158	468,384
Investing activities:
Capital expenditures	(77,075)	(69,402)
Cash proceeds from sale of property and equipment	13	587,010
Other	(24)	(22)
Net cash (used in) provided by investing activities	(77,086)	517,586
Financing activities:
Net repayments of long-term debt	(50,264)	(236,155)
Net financing proceeds from sale and leaseback	—	124,074
Payment of finance lease obligations	(2,247)	(1,968)
Dividends paid	(22,664)	(24,285)
Proceeds from the exercise of stock options	—	98
Payment for treasury shares acquired	(255,752)	(1,951)
Payments to extinguish debt	(438)	—
Other	59	56
Net cash used in financing activities	(331,306)	(140,131)
(Decrease) increase in cash and cash equivalents	(266,234)	845,839
Cash and cash equivalents:
Beginning of period	559,556	52,721
End of period	$293,322	$898,560

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries. We are a neighborhood discount retailer operating in the United States (“U.S.”). At July 31, 2021, we operated 1,418 stores in 47 states and an e-commerce platform. We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. The consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole, including as a result of the COVID-19 pandemic, which has disrupted and may continue to disrupt our business. We have historically experienced seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter. However, due to demand volatility, supply chain disruption, and other effects we have experienced as a result of the COVID-19 pandemic, the seasonality of our 2021 results may differ from our historical experience. The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (“2020 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2021 (“2021”) is comprised of the 52 weeks that began on January 31, 2021 and will end on January 29, 2022. Fiscal year 2020 (“2020”) was comprised of the 52 weeks that began on February 2, 2020 and ended on January 30, 2021. The fiscal quarters ended July 31, 2021 (“second quarter of 2021”) and August 1, 2020 (“second quarter of 2020”) were both comprised of 13 weeks. The year-to-date periods ended July 31, 2021 (“year-to-date 2021”) and August 1, 2020 (“year-to-date 2020”) were both comprised of 26 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing (which includes rent), distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $71.9 million and $59.7 million for the second quarter of 2021 and the second quarter of 2020, respectively, and $138.1 million and $112.0 million for the year-to-date 2021 and the year-to-date 2020, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing, payment card-linked marketing, and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $21.9 million and $21.9 million for the second quarter of 2021 and the second quarter of 2020, respectively, and $43.8 million and $44.8 million for the year-to-date 2021 and the year-to-date 2020, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2021 and the year-to-date 2020:

	Twenty-Six Weeks Ended
(In thousands)	July 31, 2021	August 1, 2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,310	$5,338
Cash paid for income taxes, excluding impact of refunds	108,112	38,356
Gross proceeds from long-term debt	—	514,500
Gross payments of long-term debt	50,264	750,655
Gross financing proceeds from sale and leaseback	—	133,999
Gross repayments of financing from sale and leaseback	—	9,925
Cash paid for operating lease liabilities	163,744	189,263
Non-cash activity:
Share repurchases payable	2,066	—
Accrued property and equipment	30,551	22,057
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$134,738	$572,949

Reclassifications
In the year-to-date 2021, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. To better suit the new alignment, we renamed our Electronics, Toys, & Accessories category as Apparel, Electronics, & Other. We moved our pet department from our Consumables category to our Food category; our home organization department from our Soft Home category to our Hard Home category; our toys department from our Apparel, Electronics, & Other category to our Hard Home category; our candy & snacks from our Food category to our Apparel, Electronics, & Other category; and added new departments for the merchandise assortments for The Lot, our cross-category presentation solution, and the Queue Line, our streamlined checkout experience, to the Apparel, Electronics, & Other category.

Our seven merchandise categories, which match our internal management and reporting of merchandise net sales are now as follows: Food; Consumables; Soft Home; Hard Home; Furniture; Seasonal; and Apparel, Electronics, & Other. The Food category includes our beverage & grocery; specialty foods; and pet departments. The Consumables category includes our health, beauty and cosmetics; plastics; paper; and chemical departments. The Soft Home category includes our home décor; frames; fashion bedding; utility bedding; bath; window; decorative textile; and area rugs departments. The Hard Home category includes our small appliances; table top; food preparation; stationery; home maintenance; home organization; and toys departments. The Furniture category includes our upholstery; mattress; ready-to-assemble; and case goods departments. The Seasonal category includes our lawn & garden; summer; Christmas; and other holiday departments. The Apparel, Electronics, & Other department includes our apparel; electronics; jewelry; hosiery; and candy & snacks departments, as well as the assortment for The Lot, our cross-category presentation solution, and the assortment for the Queue Line, our streamlined checkout experience.

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

Borrowings under the Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The interest rates, pricing and fees under the Credit Agreement fluctuate based on our debt rating. The Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the Credit Agreement. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA. A violation of any of the covenants could result in a default under the Credit Agreement that would permit the lenders to restrict our ability to further access the Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Agreement. At July 31, 2021, we had no borrowings outstanding under the Credit Agreement, while $9.1 million was committed to outstanding letters of credit, leaving $690.9 million available under the Credit Agreement.

Secured Equipment Term Note
On August 7, 2019, we entered into a $70 million term note agreement (“2019 Term Note”), which was secured by the equipment at our Apple Valley, CA distribution center and carried an interest rate of 3.3%. In connection with our entry into the 2019 Term Note, we paid debt issuance costs of $0.2 million. In light of our strong liquidity and current market conditions, on June 7, 2021, we prepaid the remaining $44.3 million principal balance under the 2019 Term Note. In connection with the prepayment, we incurred a $0.4 million prepayment fee and recognized a $0.5 million loss on debt extinguishment, which was recorded in Other income (expense) in the consolidated statements of operations and comprehensive income, in the second quarter of 2021.

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	July 31, 2021	January 30, 2021
2019 Term Note	$—	$50,264
Credit Agreement	—	—
Total debt	$—	$50,264
Less current portion of long-term debt (included in Accrued operating expenses)	$—	$(14,500)
Long-term debt	$—	$35,764

NOTE 3 – FAIR VALUE MEASUREMENTS

At July 31, 2021 and January 30, 2021, we held investments in money market funds, which were recorded in our consolidated balance sheets at their fair value. The fair values of the money market fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

At July 31, 2021 and January 30, 2021, in connection with our nonqualified deferred compensation plan, we had mutual fund investments, which were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

As of July 31, 2021, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	July 31, 2021	Level 1
Assets:
Money market funds	Cash and cash equivalents	$35,038	$35,038
Mutual funds - deferred compensation plan	Other current assets	$27,354	$27,354

As of January 30, 2021, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	January 30, 2021	Level 1
Assets:
Money market funds	Cash and cash equivalents	$175,113	$175,113
Mutual funds - deferred compensation plan	Other Assets	$32,484	$32,484

The carrying value of accounts receivable and accounts payable approximates fair value because of the relatively short maturity of these items.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share. Antidilutive restricted stock units, performance share units (“PSUs”), and performance restricted share units (“PRSUs”), are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock units, PSUs, and PRSUs that were antidilutive, as determined under the treasury stock method, were 0.2 million and immaterial for the second quarter of 2021 and the second quarter of 2020, respectively, and 0.1 million and 0.3 million for the year-to-date 2021 and the year-to-date 2020, respectively.

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
The Company repurchased shares under the 2020 Repurchase Authorization during the year-to-date 2021 as follows:

	Number of Shares Repurchased	Amount of Repurchased Shares
2021:	(In thousands)	(In thousands)
First quarter	1,149	$77,533
Second quarter	2,405	152,883
Total	3,554	$230,416

As of July 31, 2021, we had $96.8 million available for future repurchases under the 2020 Repurchase Authorization.

In addition to shares repurchased under the 2020 Repurchase Authorization, purchases of common shares reported in the consolidated statements of shareholders’ equity include shares repurchased to satisfy income tax withholdings associated with the vesting of share-based awards.

Dividends
The Company declared and paid cash dividends per common share during the quarterly periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2021:		(In thousands)	(In thousands)
First quarter	$0.30	$11,206	$12,460
Second quarter	0.30	10,611	10,204
Total	$0.60	$21,817	$22,664

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

NOTE 5 – SHARE-BASED PLANS

We have issued restricted stock units, PSUs, PRSUs, and nonqualified stock options under our shareholder-approved equity compensation plans. At July 31, 2021, we had no outstanding PRSUs and no outstanding nonqualified stock options. We recognized share-based compensation expense of $11.0 million and $4.5 million in the second quarter of 2021 and the second quarter of 2020, respectively, and $22.9 million and $7.4 million for the year-to-date 2021 and the year-to-date 2020, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested restricted stock units activity for the year-to-date 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock units at January 30, 2021	1,214,212	$22.71
Granted	206,685	70.77
Vested	(390,116)	22.74
Forfeited	(31,181)	25.26
Outstanding non-vested restricted stock units at May 1, 2021	999,600	$32.56
Granted	34,847	64.55
Vested	(37,454)	32.85
Forfeited	(12,851)	25.39
Outstanding non-vested restricted stock units at July 31, 2021	984,142	$33.77

The non-vested restricted stock units granted in the year-to-date 2021 generally vest and are expensed on a ratable basis over three years from the grant date of the award, if a threshold financial performance objective is achieved and the grantee remains employed by us through the vesting dates.

Non-vested Restricted Stock Units Granted to Non-Employee Directors
In the second quarter of 2021, 22,850 common shares underlying the restricted stock units granted in 2020 to the non-employee members of our Board vested on the trading day immediately preceding our 2021 Annual Meeting of Shareholders (“2021 Annual Meeting”). These units were part of the annual compensation of the non-employee directors of the Board. Additionally, in the second quarter of 2021, the chairman of our Board received an annual restricted stock unit grant having a grant date fair value of approximately $245,000. The remaining non-employees elected to our Board at our 2021 Annual Meeting each received an annual restricted stock unit grant having a grant date fair value of approximately $145,000. The 2021 restricted stock units will vest on the earlier of (1) the trading day immediately preceding our 2022 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability. However, the non-employee directors will forfeit their restricted stock units if their service on the Board terminates before either vesting event occurs.

Performance Share Units
In the year-to-date 2020, we awarded PRSUs to certain members of senior management, which were subject to vesting based on the achievement of share price performance goals and a minimum service requirement of one year. The PRSUs had a contractual term of three years. Shares issued in connection with vested PRSUs are generally restricted from sale, transfer, or other disposition prior to the third anniversary of the grant date except under certain circumstances, including death, disability, or change in control. All of the PRSUs awarded in 2020 vested in the year-to-date 2021.

Prior to 2020, and in the year-to-date 2021, we issued PSUs to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. The financial performance objectives for each fiscal year within the three-year performance period will be approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at July 31, 2021	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2019	254,860	March 2021		Fiscal 2021
2021	174,576		March 2023	Fiscal 2023
Total	429,436

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

We recognized $7.2 million and $1.2 million in the second quarter of 2021 and 2020, respectively, and $15.8 million and $1.6 million in the year-to-date 2021 and 2020 respectively, of share-based compensation expense related to PSUs and PRSUs.

The following table summarizes the activity related to PSUs and PRSUs for the year-to-date 2021:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs and PRSUs at January 30, 2021	474,031	$24.31
Granted	263,787	70.24
Vested	(470,808)	24.27
Forfeited	(8,300)	70.24
Outstanding PSUs and PRSUs at May 1, 2021	258,710	$69.74
Granted	—	—
Vested	(3,223)	29.93
Forfeited	(627)	70.24
Outstanding PSUs and PRSUs at July 31, 2021	254,860	$70.24

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(In thousands)	2021	2020	2021	2020
Total intrinsic value of stock options exercised	$—	$12	$—	$12
Total fair value of restricted stock vested	2,417	849	29,318	4,890
Total fair value of performance shares vested	$219	$—	$37,387	$924

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2021, at July 31, 2021 was approximately $37.0 million. This compensation cost is expected to be recognized through July 2024 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.6 years from July 31, 2021.

NOTE 6 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through July 30, 2022, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million. Actual results may differ materially from this estimate.

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

NOTE 8 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which are consistent with our internal management and reporting of merchandise net sales: Food; Consumables; Soft Home; Hard Home; Furniture; Seasonal; and Apparel, Electronics, & Other. The Food category includes our beverage & grocery; specialty foods; and pet departments. The Consumables category includes our health, beauty and cosmetics; plastics; paper; and chemical departments. The Soft Home category includes our home décor; frames; fashion bedding; utility bedding; bath; window; decorative textile; and area rugs departments. The Hard Home category includes our small appliances; table top; food preparation; stationery; home maintenance; home organization; and toys departments. The Furniture category includes our upholstery; mattress; ready-to-assemble; and case goods departments. The Seasonal category includes our lawn & garden; summer; Christmas; and other holiday departments. The Apparel, Electronics, & Other department includes our apparel; electronics; jewelry; hosiery; and candy & snacks departments, as well as the assortment for The Lot, our cross-category presentation solution, and the assortment for the Queue Line, our streamlined checkout experience.

In the year-to-date 2021, we realigned our merchandise categories and renamed our Electronics, Toys, & Accessories merchandise category as Apparel, Electronics, & Other. See the reclassifications section of note 1 to the consolidated financial statements for further discussion.

The following table presents net sales data by merchandise category:

	Second Quarter		Year-to-Date
(In thousands)	2021	2020	2021	2020
Furniture	$409,078	$439,737	$890,509	$855,438
Seasonal	259,682	299,700	563,600	496,021
Soft Home	183,249	242,664	407,103	439,416
Food	178,167	205,797	358,464	420,911
Consumables	159,301	177,236	321,689	372,931
Hard Home	145,241	174,291	297,002	304,834
Apparel, Electronics, & Other	122,656	104,772	244,559	193,795
Net sales	$1,457,374	$1,644,197	$3,082,926	$3,083,346

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, developments related to the COVID-19 pandemic, the current economic and credit conditions, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

The following are the results from the second quarter of 2021 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2020:

•Net sales decreased $186.8 million, or 11.4%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce operations, decreased $211.3 million, or 13.2%.
•Gross margin dollars decreased $105.8 million, while gross margin rate decreased 200 basis points to 39.6% of net sales.
•Selling and administrative expenses decreased $15.3 million. As a percentage of net sales, selling and administrative expenses increased 280 basis points to 33.5% of net sales.
•Operating profit decreased to $53.9 million from $608.6 million and diluted earnings per share decreased to $1.09 per share from $11.29 per share.
•In the second quarter of 2020, we recorded a pre-tax gain on sale of distribution centers of $463.1 million and consulting and other expenses of $4.0 million related to the sale and leaseback of our four owned distribution centers. The combined gain on sale of distribution centers and associated consulting and other expenses increased our operating profit in the second quarter of 2020 by $459.1 million and increased our diluted earnings per share by approximately $8.54 per share.
•Cash and cash equivalents decreased by $605.2 million to $293.3 million from the second quarter of 2020.
•Inventory increased by 32.3%, or $230.3 million, to $943.8 million from the second quarter of 2020.
•Long-term debt decreased $43.1 million following the prepayment of the 2019 Term Note in the second quarter of 2021. We ended the second quarter of 2021 with no long-term debt.
•We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the second quarter of 2021 consistent with the quarterly cash dividend of $0.30 per common share paid in the second quarter of 2020.
•We acquired 2.4 million of our outstanding common shares for $152.9 million under our 2020 Repurchase Authorization.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2021 and the year-to-date 2020:

	2021	2020
Stores open at the beginning of the fiscal year	1,408	1,404
Stores opened during the period	25	11
Stores closed during the period	(15)	(11)
Stores open at the end of the period	1,418	1,404

We expect our store count at the end of 2021 to increase by approximately 20 stores compared to our store count at the end of 2020.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	60.4	58.4	60.0	59.3
Gross margin	39.6	41.6	40.0	40.7
Selling and administrative expenses	33.5	30.7	32.0	31.2
Depreciation expense	2.4	2.1	2.2	2.3
Gain on sale of distribution centers	0.0	(28.2)	0.0	(15.0)
Operating profit	3.7	37.0	5.7	22.2
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Other income (expense)	(0.0)	0.1	0.0	(0.1)
Income before income taxes	3.5	36.9	5.6	21.9
Income tax expense	0.9	9.5	1.3	5.6
Net income	2.6%	27.5%	4.3%	16.3%

SECOND QUARTER OF 2021 COMPARED TO SECOND QUARTER OF 2020

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the second quarter of 2021 compared to the second quarter of 2020 were as follows:

Second Quarter
($ in thousands)	2021		2020		Change		Comps
Furniture	$409,078	28.1%	$439,737	26.7%	$(30,659)	(7.0)%	(9.5)%
Seasonal	259,682	17.8	299,700	18.2	(40,018)	(13.4)	(14.6)
Soft Home	183,249	12.6	242,664	14.8	(59,415)	(24.5)	(26.1)
Food	178,167	12.2	205,797	12.5	(27,630)	(13.4)	(14.9)
Consumables	159,301	10.9	177,236	10.8	(17,935)	(10.1)	(11.4)
Hard Home	145,241	10.0	174,291	10.6	(29,050)	(16.7)	(18.0)
Apparel, Electronics, & Other	122,656	8.4	104,772	6.4	17,884	17.1	15.2
Net sales	$1,457,374	100.0%	$1,644,197	100.0%	$(186,823)	(11.4)%	(13.2)%

In the year-to-date 2021, we realigned our merchandise categories and renamed our Electronics, Toys, & Accessories merchandise category as Apparel, Electronics, & Other. See the reclassifications discussion in note 1 to the consolidated financial statements for additional information. In order to provide comparative information, we have reclassified our results into the revised merchandise category alignment for both periods presented.

Net sales decreased $186.8 million, or 11.4%, to $1,457.4 million in the second quarter of 2021, compared to $1,644.2 million in the second quarter of 2020. The decrease in net sales was primarily driven by a 13.2% decrease in our comps, which decreased net sales by $211.3 million. This decrease was partially offset by our non-comparable sales, which increased net sales by $24.5 million, driven by increased sales in our new and relocated stores compared to closed stores, and a higher store count compared to the second quarter of 2020. Our comps are calculated based on the results of all stores that were open at least fifteen months plus our e-commerce net sales. Our comps and net sales declined during the second quarter of 2021 in comparison to the second quarter of 2020 primarily due to the relatively larger impact of government stimulus on consumer behavior during the height of quarantining in the second quarter of 2020.

Comps and net sales in our home products categories, which include our Furniture, Seasonal, Soft Home, and Hard Home categories, decreased in the second quarter of 2021 compared to the second quarter of 2020. We believe this decrease was primarily attributable to a relatively larger impact of government-sponsored relief funding on consumer behavior in the first half of 2020 and the easing of nesting trends driven by the COVID-19 pandemic in the second quarter of 2021 compared to the second quarter of 2020. Additionally, we believe our comps and net sales in our home products categories were negatively impacted by supply chain constraints which reduced inventory availability in the second quarter of 2021, and by the impact of labor challenges in our distribution centers, particularly those servicing our stores located on the east coast, which resulted in fewer shipments from our distribution centers to our stores. With the planned opening of our forward distribution centers, small-format distribution centers designed to process bulky and full-pallet shipments, in the third quarter of 2021 and our continuing sourcing efforts, we believe we will begin to mitigate the challenges we are encountering in our supply chain. Despite these challenges, our home products categories performed in line with our expectations in the second quarter of 2021 and we believe that our customers continued to respond positively to our trend-right home offerings and the Broyhill® brand.

Comps and net sales in our Food and Consumables merchandise categories also decreased during the second quarter of 2021 compared to the second quarter of 2020. The decrease was partly driven by lower demand for essential products, which we define as food, consumables, health products, and pet supplies, compared to the second quarter of 2020. We experienced greater demand for these products in the early stages of the COVID-19 pandemic when customers were stocking up on these products. Similar to our home products categories above, comps and net sales in our Food and Consumables categories were also negatively impacted by supply chain constraints and labor challenges in our distribution centers.

Partially offsetting our decreased comps and net sales in the second quarter of 2021 was an increase in comps and net sales in our Apparel, Electronics, & Other category driven by the product assortments found in The Lot and Queue Line. The Lot is a cross-category presentation solution with a curated assortment to promote life’s occasions. Queue Line offers our customers a streamlined checkout experience with a new and expanded convenience assortment and a smaller footprint that provides additional floor space to other categories. Our customers have continued to respond positively to these strategic initiatives and we believe the product assortment offered by The Lot and Queue Line is aligned with customer demand and leading to increased net sales and positive comps in our Apparel, Electronics, & Other category. At the end of the second quarter of 2021, The Lot and Queue Line had each been rolled out to approximately 1,225 stores, compared to approximately 570 stores at the end of the second quarter of 2020.

Gross Margin
Gross margin dollars decreased $105.8 million, or 15.5%, to $577.8 million for the second quarter of 2021, compared to $683.6 million for the second quarter of 2020. The decrease in gross margin dollars was primarily due to a decrease in net sales, which decreased gross margin dollars by $77.7 million, and a decrease in gross margin rate, which decreased gross margin dollars by $28.1 million. Gross margin as a percentage of net sales decreased 200 basis points to 39.6% in the second quarter of 2021 as compared to 41.6% in the second quarter of 2020. The gross margin rate decrease was primarily a result of higher inbound freight costs driven by increased ocean carriage rates as demand outpaced container and carrier supply. The ocean carriage demand and supply imbalance was exacerbated by temporary COVID-19-related port shutdowns during the second quarter of 2021. Additionally, inbound freight costs increased due to higher domestic transportation rates, related to increased demand following the easing of COVID-19-related restrictions, and increased fuel costs compared to the second quarter of 2020. This increase was partially offset by a lower markdown rate compared to the second quarter of 2020.

Selling and Administrative Expenses
Selling and administrative expenses were $488.7 million for the second quarter of 2021, compared to $504.0 million for the second quarter of 2020. The decrease of $15.3 million in selling and administrative expenses was driven by a decrease in store-related payroll expense of $17.7 million, accrued bonus expense of $9.2 million, and the absence of sale and leaseback transaction-related expenses of $4.0 million, partially offset by an increase in distribution and transportation costs of $12.2 million, share-based compensation expense of $6.6 million, health benefit expense of $2.9 million, and $2.6 million of store occupancy expense. The decrease in store-related payroll expense was primarily due to the absence of a temporary $2 per hour wage increase that was in place during a portion of the second quarter of 2020 for most of our non-exempt workforce. The decrease in accrued bonus expense was driven by the absence of a one-time discretionary bonus granted in the second quarter of 2020 to recognize our non-exempt associates in our stores and distribution centers, as well as decreased performance in the second quarter of 2021 relative to our bonus targets as compared to our performance in the second quarter of 2020 relative to our bonus targets. The sale and leaseback transaction-related expenses, which included consulting costs, were incurred in completing the sale and leaseback of our distribution centers in the second quarter of 2020. The increase in distribution and transportation costs was driven by rent on our leased distribution centers, for which we recognized rent expense for the full second quarter of 2021 compared to approximately half of the second quarter of 2020. Additionally, our distribution and transportation costs increased due to higher volume, increased labor costs, and outbound transportation costs, partially offset by the absence of the aforementioned temporary $2 per hour wage increase in the second quarter of 2020. Our share-based compensation expense increased primarily due to the timing of the establishment of the grant date of our 2019 PSUs, for which the grant date was established in the first quarter of 2021, compared to our 2018 PSUs, for which the grant date was established in the third quarter of 2020. The increase in health benefit expense was due to a higher volume of claims in the second quarter of 2021 compared to the second quarter of 2020, as many medical providers halted elective care in the second quarter of 2020. The increase in store occupancy expense was due to an increase in net store count since the second quarter of 2020, relocated stores which have higher rents than the stores closed, and normal rent increases resulting from lease renewals.

As a percentage of net sales, selling and administrative expenses increased 280 basis points to 33.5% for the second quarter of 2021 compared to 30.7% for the second quarter of 2020.

Depreciation Expense
Depreciation expense increased $1.3 million to $35.3 million in the second quarter of 2021, compared to $34.0 million for the second quarter of 2020. The increase in depreciation expense was driven by investments in our strategic initiatives, such as The Lot and Queue Line, new stores, and supply chain improvements in the last twelve months.

Depreciation expense as a percentage of sales increased 30 basis points compared to the second quarter of 2020.

Gain on Sale of Distribution Centers
Gain on sale of distribution centers decreased $463.1 million to $0 in the second quarter of 2021, compared to $463.1 million in the second quarter of 2020. The gain on sale of distribution centers in the second quarter of 2020 was attributable to the sale and leaseback of our distribution centers in Durant, OK; Tremont, PA; Montgomery, AL; and Columbus, OH.

Interest Expense
Interest expense was $2.3 million in the second quarter of 2021, compared to $2.5 million in the second quarter of 2020. The decrease in interest expense was primarily driven by a decrease in total average borrowings, partially offset by an increase in our average interest rate. We had total average borrowings (including finance leases and the sale and leaseback financing liability) of $148.3 million in the second quarter of 2021 compared to total average borrowings of $249.4 million in the second quarter of 2020. The decrease in total average borrowings was driven by our repayment of all outstanding borrowings under the Credit Agreement late in the second quarter of 2020 and the repayment of all borrowings under the 2019 Term Note in the second quarter of 2021, partially offset by the establishment of a financing liability in connection with the sale and leaseback transactions for our distribution centers late in the second quarter of 2020. The increase in our average interest rate was driven by a higher average interest rate on the sale and leaseback financing liability compared to our other outstanding borrowings.

Other Income (Expense)
Other income (expense) was $(0.1) million in the second quarter of 2021, compared to $1.4 million in the second quarter of 2020. The change was driven by decreased gains on our diesel fuel derivatives in second quarter of 2021 compared to the gains on diesel fuel derivatives during the second quarter of 2020, as well as the $0.5 million loss on debt extinguishment recognized in connection with the prepayment of the 2019 Term Note in the second quarter of 2021.

Income Taxes
The effective income tax rate for the second quarter of 2021 was 26.7% compared to 25.6% in the second quarter of 2020. The increase in the effective income tax rate in the second quarter of 2021 compared to the second quarter of 2020 was primarily attributable to an increase in nondeductible executive compensation, partially offset by an increase in employment-related tax credits compared to the second quarter of 2020.

YEAR-TO-DATE 2021 COMPARED TO YEAR-TO-DATE 2020

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2021 and the year-to-date 2020, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2021 compared to the year-to-date 2020 were as follows:

Year-to-Date
($ in thousands)	2021		2020		Change		Comps
Furniture	$890,509	28.9%	$855,438	27.7%	$35,071	4.1%	1.8%
Seasonal	563,600	18.4	496,021	16.1	67,579	13.6	12.2
Soft Home	407,103	13.2	439,416	14.3	(32,313)	(7.4)	(9.0)
Food	358,464	11.6	420,911	13.6	(62,447)	(14.8)	(16.0)
Consumables	321,689	10.4	372,931	12.1	(51,242)	(13.7)	(14.8)
Hard Home	297,002	9.6	304,834	9.9	(7,832)	(2.6)	(4.0)
Apparel, Electronics, & Other	244,559	7.9	193,795	6.3	50,764	26.2	24.4
Net sales	$3,082,926	100.0%	$3,083,346	100.0%	$(420)	—%	(1.7)%

Net sales decreased $0.4 million, or 0%, to $3,082.9 million in the year-to-date 2021, compared to $3,083.3 million in the year-to-date 2020. The decrease in net sales was driven by a comp decrease of 1.7%, which decreased net sales by $52.0 million, partially offset by our non-comparable sales which increased net sales by $51.6 million as a result of increased net sales in our new and relocated stores compared to closed stores, and an increase in net store count compared to the second quarter of 2020.

Our net sales in the year-to-date 2021 were in line with our net sales in the year-to-date 2020, despite a greater impact of government sponsored relief funds distributed in the year-to-date 2020 compared to the year-to-date 2021. In the year-to-date 2021, we experienced an increase in demand for our Furniture and Seasonal categories which we believe was bolstered by government stimulus and unemployment funds, particularly in the first quarter of 2021, together with the continuation of nesting trends we experienced in 2020 due to customers investing more time and discretionary funds in their home. In the first quarter of 2021, these nesting trends shifted toward patio furniture and other outdoor products which drove increased net sales and comps in the lawn & garden and summer departments of our Seasonal merchandise category. Nesting trends abated in the second quarter of 2021 as COVID-19 vaccines became widely available and many consumers began spending more time outside their homes. Despite the easing of the nesting trends and stimulus spending that were driven by the COVID-19 pandemic, we believe that our customers continued to respond positively to our product assortments and our Broyhill® brand in particular. While our Furniture and Seasonal comps and net sales were negatively impacted by supply chain constraints and labor challenges in our distribution centers in the second quarter of 2021, we were pleased with the performance of these categories in the year-to-date 2021 and we believe we can overcome the challenges we are encountering in our supply chain.

Our Soft Home and Hard Home categories each experienced a decrease in net sales and comps in the year-to-date 2021 compared to the year-to-date 2020, primarily due to lower on-hand product availability in the second quarter of 2021, which was primarily driven by global supply chain challenges. Despite the decrease in net sales and comps in the year-to-date 2021, both categories performed in line with our expectations.

Our Apparel, Electronics, & Other category also experienced increased net sales and positive comps in the year-to-date 2021 driven by our customers responding positively to our strategic initiatives - including The Lot and Queue Line, which led to our increased net sales and positive comps in the year-to-date 2021. We believe our product assortment is strongly aligned with customer demand and that the Apparel, Electronics, & Other category is a significant growth opportunity for us.

Our Food and Consumables categories each experienced a decrease in net sales and comps in the year-to-date 2021 compared to the year-to-date 2020, primarily due to a decrease in demand for essential products, which we define as food, consumables, health products, and pet supplies. We experienced greater demand for these products in the year-to-date 2020 during the early stages of the COVID-19 pandemic, which has since declined as customers are no longer stocking up on these products. Our Food and Consumables categories were also negatively impacted by supply chain constraints in the second quarter of 2021 and by labor challenges in our distribution centers.

Gross Margin
Gross margin dollars decreased $22.6 million, or 1.8%, to $1,231.7 million for the year-to-date 2021, compared to $1,254.3 million for the year-to-date 2020. The decrease in gross margin dollars was principally due to a decrease in gross margin rate, which decreased gross margin by $22.4 million. Gross margin as a percentage of net sales decreased 70 basis points to 40.0% in the year-to-date 2021, compared to 40.7% in the year-to-date 2020. The gross margin rate decrease was primarily due to higher inbound freight costs, partially offset by lower markdowns. Freight costs increased primarily due to higher ocean carriage rates, domestic transportation rates and fuel costs, and in the first quarter of 2021, detention and demurrage charges resulting from delayed receipt of inventory related to supply chain constraints.

Selling and Administrative Expenses
Selling and administrative expenses were $986.1 million for the year-to-date 2021, compared to $962.6 million for the year-to-date 2020. The increase of $23.5 million in selling and administrative expenses was attributable to increases in distribution and transportation costs of $26.1 million, $15.5 million of share-based compensation expense, and $4.7 million of store occupancy costs, partially offset by a decrease of $15.8 million in store-related payroll, the absence of $4.0 million of sale and leaseback transaction-related expenses, the absence of proxy contest-related costs of $3.7 million, and $3.1 million in store supplies expense. The increase in distribution and transportation costs was driven by rent on our leased distribution centers, four of which were sold and leased back in the second quarter of 2020, and higher volume, transportation costs, and labor costs, partially offset by the absence of a $2 per hour wage increase that was implemented for most of our non-exempt workforce beginning in March 2020 through June 2020 at the height of the COVID-19 pandemic. The increase in share-based compensation expense was primarily due to timing of establishing the grant date of our 2019 PSUs, for which the grant date was established in the first quarter of 2021, compared to our 2018 PSUs, for which the grant date was established in the third quarter of 2020. Our store occupancy costs increased primarily due to an increased store count in the year-to-date 2021, new stores opened in the year-to-date 2021, which have higher rents than the stores closed, and normal rent increases resulting from lease renewals. The decrease in store-related payroll was primarily due the absence of the above-mentioned $2 per hour wage increase, partially offset by additional payroll hours to support our sales. The sale and leaseback transaction-related expenses, which included consulting costs, were incurred in completing the sale and leaseback of our distribution centers in the second quarter of 2020. The proxy contest-related costs were comprised of legal, public relations, and advisory fees, and settlement costs incurred to resolve a proxy contest in the first quarter of 2020. The decrease in store supplies was driven by a decrease in distribution of safety and cleaning supplies, such as personal protective equipment, hand sanitizer, and disinfectants, as the availability and adoption of COVID-19 vaccines continued in the year-to-date 2021.

As a percentage of net sales, selling and administrative expenses increased 80 basis points to 32.0% for the year-to-date 2021 compared to 31.2% for the year-to-date 2020.

Depreciation Expense
Depreciation expense decreased $2.4 million to $69.3 million in the year-to-date 2021, compared to $71.7 million for the year-to-date 2020. The decrease was driven by the sale of four distribution centers in the second quarter of 2020, partially offset by the investments in our strategic initiatives, new stores, and supply chain improvements.

Depreciation expense as a percentage of sales decreased by 10 basis points compared to the year-to-date 2020.

Gain on Sale of Distribution Centers
Gain on sale of distribution centers decreased $463.1 million to $0 in the year-to-date 2021, compared to $463.1 million in the year-to-date 2020. The gain on sale of distribution centers in the year-to-date 2020 was attributable to the sale and leaseback of our distribution centers in Durant, OK; Tremont, PA; Montgomery, AL; and Columbus, OH during the second quarter of 2020.

Interest Expense
Interest expense was $4.9 million in the year-to-date 2021, compared to $5.9 million in the year-to-date 2020. The decrease in interest expense was driven by lower total average borrowings (including finance leases and the sale and leaseback financing liability). We had total average borrowings of $164.5 million in the year-to-date 2021 compared to $351.1 million in the year-to-date 2020. The decrease in total average borrowings was driven by our repayment of all outstanding debt under the Credit Agreement following the sale and leaseback transaction completed in the second quarter of 2020, and our prepayment of the 2019 Term Note in the second quarter of 2021, partially offset by the establishment of the financing liability in connection with the sale and leaseback transactions. The decrease in total average borrowings was partially offset by a higher average interest rate on the sale and leaseback financing liability.

Other Income (Expense)
Other income (expense) was $0.8 million in the year-to-date 2021, compared to $(2.0) million in the year-to-date 2020. The change was primarily driven by unrealized gains on our diesel fuel derivatives in the year-to-date 2021 compared to unrealized losses on diesel fuel derivatives in the year-to-date 2020. The gains on diesel fuel derivatives in the year-to-date 2021 were partially offset by a $0.5 million loss on debt extinguishment recognized in the year-to-date 2021 related to the prepayment of the 2019 Term Note.

Income Taxes
The effective income tax rate for the year-to-date 2021 and the year-to-date 2020 were 23.3% and 25.8%, respectively. The decrease in the effective income tax rate was primarily attributable to the net tax benefit associated with settlement of share-based payment awards during the year-to-date 2021 and an increase in employment-related credits in the year-to-date 2021 compared to the year-to-date 2020, partially offset by an increase in nondeductible executive compensation compared to the year-to-date 2020.

2021 Guidance
As we enter the second half of 2021, we are facing significant supply chain challenges as a result of COVID-19-related shutdowns in Asian factories and ports, which we expect to adversely impact our net sales and gross margin in the third and fourth quarters of 2021. Additionally, we are facing a highly competitive domestic labor market, which we expect to result in increased payroll expenses for our stores and distribution centers in the third and fourth quarters of 2021. We have incorporated our current best estimate of the impacts of the supply chain and labor headwinds into the guidance below.

As of August 27, 2021, and excluding consideration of potential share repurchase activity, we expect the following in the third quarter of 2021:
•Comparable sales decline in the mid-single digits;
•Gross margin rate down approximately 175 basis points compared to last year, driven by freight headwinds;
•Selling and administrative expenses up slightly compared to last year; and
•Diluted loss per share in the range of $0.10 to $0.20.

As of August 27, 2021, and excluding consideration of potential share repurchase activity, we expect the following in the full year 2021:
•Comparable sales decline in the low single digits;
•Gross margin rate down approximately 100 basis points compared to last year;
•Selling and administrative expenses up compared to last year; and
•Diluted earnings per share in the range of $5.90 to $6.05.

Capital Resources and Liquidity
On August 31, 2018, we entered into the Credit Agreement, which provides for a $700 million five-year unsecured credit facility. The Credit Agreement expires on August 31, 2023. Borrowings under the Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The Credit Agreement includes a $30 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The interest rates, pricing and fees under the Credit Agreement fluctuate based on our debt rating. The Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. We may prepay revolving loans made under the Credit Agreement without penalty. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA. A violation of any of the covenants could result in a default under the Credit Agreement that would permit the lenders to restrict our ability to further access the Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Agreement. At July 31, 2021, we were in compliance with the covenants of the Credit Agreement. At July 31, 2021, we had no borrowings outstanding under the Credit Agreement, and the borrowings available under the Credit Agreement were $690.9 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $9.1 million.

On August 7, 2019, we entered into the 2019 Term Note, a $70 million term note agreement, which was secured by the equipment at our California distribution center and carried a fixed interest rate of 3.3%. In light of our strong liquidity and current market conditions, we prepaid the remaining $44.3 million principal balance under the 2019 Term Note in the second quarter of 2021. In connection with the prepayment, we incurred a $0.4 million prepayment fee and recognized a $0.5 million loss on debt extinguishment in the second quarter of 2021.

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

In August 2020, our Board of Directors authorized the repurchase of up to $500 million of our common shares (“2020 Repurchase Authorization”). Pursuant to the 2020 Repurchase Authorization, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2020 Repurchase Authorization will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2020 Repurchase Authorization has no scheduled termination date and we intend to fund repurchases under the authorization with cash and cash equivalents on hand and cash generated from operations going forward. During the year-to-date 2021, we purchased 3.6 million of our common shares for $230.4 million under the 2020 Repurchase Authorization, at an average price of $64.83. At July 31, 2021, we had $96.8 million available for future repurchases under the 2020 Repurchase Authorization.

In May 2021, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on June 25, 2021 to shareholders of record as of the close of business on June 11, 2021. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2020. In the year-to-date of 2021, we paid approximately $22.7 million in dividends compared to $24.3 million in the year-to-date of 2020.

In August 2021, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on September 24, 2021 to shareholders of record as of the close of business on September 10, 2021.

The following table compares the primary components of our cash flows from the year-to-date 2021 compared to the year-to-date 2020:

(In thousands)	2021	2020	Change
Net cash provided by operating activities	$142,158	$468,384	$(326,226)
Net cash (used in) provided by investing activities	(77,086)	517,586	(594,672)
Net cash used in financing activities	$(331,306)	$(140,131)	$(191,175)

Cash provided by operating activities decreased $326.2 million to $142.2 million in the year-to-date 2021 compared to $468.4 million in the year-to-date 2020. The decrease was principally driven by an increase in cash outflows from inventories, due to normalization of inventory levels at the end of the second quarter of 2021 compared to the historically low inventory levels at the end of the second quarter of 2020, and an increase in cash outflows from current income taxes, driven by the payment of taxes on the sale of our distribution centers since the second quarter of 2020. These decreases were partially offset by an increase in net income after adjusting for non-cash activities such as non-cash share-based compensation expense, non-cash lease expense, and the add-back for (loss) gain on disposition of equipment and property.

Cash (used in) provided by investing activities decreased by $594.7 million to cash used in investing activities of $77.1 million in the year-to-date 2021 compared to cash provided by investing activities of $517.6 million in the year-to-date 2020. The decrease was principally due to the decrease in cash proceeds from sale of property and equipment, due to the sale and leaseback transaction completed in the second quarter of 2020.

Cash used in financing activities increased by $191.2 million to $331.3 million in the year-to-date 2021 compared to $140.1 million in the year-to-date 2020. The increase was primarily driven by an increase in payments for treasury shares acquired due to shares repurchased under the 2020 Repurchase Authorization compared to the year-to-date 2020 when we did not have an active share repurchase program, and the absence of financing proceeds from sale and leaseback transactions completed in the second quarter of 2020. The increase was partially offset by a decrease in net repayments of long-term debt due to the repayment of all outstanding borrowings under the Credit Agreement in the year-to-date 2020 compared to repayment of all outstanding borrowings under the 2019 Term Note, which carried a lower balance at the time of repayment compared to the Credit Agreement at the time of repayment, in the year-to-date 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the Credit Agreement. We had no borrowings under the Credit Agreement at July 31, 2021. An increase of 1% in our variable interest rate on our expected future borrowings would not currently materially affect our financial condition, results of operations, or liquidity.

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At July 31, 2021, we had outstanding derivative instruments, in the form of collars, covering 2.4 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2021	1,200	1,200	224
2022	1,200	1,200	404
Total	2,400	2,400	$628

Additionally, at July 31, 2021, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $0.8 million.

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

Item 1A. Risk Factors

During the second quarter of 2021, there were no material changes to the risk factors previously disclosed in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 2, 2021 - May 29, 2021	46	$69.07	42	246,750
May 30, 2021 - June 26, 2021	1,521	65.81	1,519	146,750
June 27, 2021 - July 31, 2021	844	59.26	844	96,751
Total	2,411	$63.58	2,405	96,751

(1)     In May, June, and July 2021, in connection with the vesting of certain outstanding restricted stock units and PRSUs, we acquired 4,545, 1,497, and 623 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.
(2)     The 2020 Repurchase Authorization is comprised of an August 27, 2020 authorization by our Board of Directors for the repurchase of up to $500.0 million of our common shares. During the second quarter of 2021, we purchased 2.4 million of our common shares for approximately $152.9 million under the 2020 Repurchase Authorization. The 2020 Repurchase Authorization has no scheduled termination date.

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

Dated: September 8, 2021

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)