Form 10-Q
period 2021-10-30
BIG LOTS INC
filed 2021-12-08
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 3, 2021, was 30,540,270.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 30, 2021

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended October 30, 2021 (Unaudited) and October 31, 2020 (Unaudited)	2

b)	Consolidated Balance Sheets at October 30, 2021 (Unaudited) and January 30, 2021 (Unaudited)	3

c)	Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended October 30, 2021 (Unaudited) and October 31, 2020 (Unaudited)	4

d)	Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 30, 2021 (Unaudited) and October 31, 2020 (Unaudited)	5

e)	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II. Other Information		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signature		26

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$1,335,656	$1,377,925	$4,418,582	$4,461,271
Cost of sales (exclusive of depreciation expense shown separately below)	816,475	820,032	2,667,657	2,649,058
Gross margin	519,181	557,893	1,750,925	1,812,213
Selling and administrative expenses	487,378	482,307	1,473,454	1,444,938
Depreciation expense	35,930	33,086	105,196	104,750
Gain on sale of distribution centers	—	—	—	(463,053)
Operating (loss) profit	(4,127)	42,500	172,275	725,578
Interest expense	(2,284)	(2,586)	(7,148)	(8,456)
Other income (expense)	285	(484)	1,112	(2,444)
(Loss) income before income taxes	(6,126)	39,430	166,239	714,678
Income tax (benefit) expense	(1,796)	9,520	38,299	183,473
Net (loss) income and comprehensive (loss) income	$(4,330)	$29,910	$127,940	$531,205

Earnings (loss) per common share
Basic	$(0.14)	$0.79	$3.80	$13.69
Diluted	$(0.14)	$0.76	$3.73	$13.46

Weighted-average common shares outstanding
Basic	31,679	38,054	33,677	38,807
Dilutive effect of share-based awards	—	1,137	617	659
Diluted	31,679	39,191	34,294	39,466

Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	October 30, 2021	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$70,596	$559,556
Inventories	1,277,225	940,294
Other current assets	148,959	85,939
Total current assets	1,496,780	1,585,789
Operating lease right-of-use assets	1,745,291	1,649,009
Property and equipment - net	738,673	717,216
Deferred income taxes	16,055	16,329
Other assets	35,524	68,914
Total assets	$4,032,323	$4,037,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$605,336	$398,433
Current operating lease liabilities	235,473	226,075
Property, payroll, and other taxes	104,806	109,694
Accrued operating expenses	123,304	138,331
Insurance reserves	35,616	34,660
Accrued salaries and wages	74,648	49,830
Income taxes payable	508	43,601
Total current liabilities	1,179,691	1,000,624
Long-term debt	—	35,764
Noncurrent operating lease liabilities	1,579,209	1,465,433
Deferred income taxes	8,504	7,762
Insurance reserves	58,330	57,452
Unrecognized tax benefits	10,415	11,304
Other liabilities	146,334	181,187
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 30,535 shares and 35,535 shares, respectively	1,175	1,175
Treasury shares - 86,960 shares and 81,960 shares, respectively, at cost	(3,031,084)	(2,709,259)
Additional paid-in capital	632,833	634,813
Retained earnings	3,446,916	3,351,002
Total shareholders’ equity	1,049,840	1,277,731
Total liabilities and shareholders’ equity	$4,032,323	$4,037,257

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended October 31, 2020
Balance - August 1, 2020	39,251	$1,175	78,244	$(2,537,359)	$617,496	$3,246,848	$1,328,160
Comprehensive income	—	—	—	—	—	29,910	29,910
Dividends declared ($0.30 per share)	—	—	—	—	—	(11,993)	(11,993)
Purchases of common shares	(2,197)	—	2,197	(100,690)	—	—	(100,690)
Exercise of stock options	—	—	—	10	—	—	10
Restricted shares vested	34	—	(34)	1,102	(1,102)	—	—
Performance shares vested	—	—	—	—	—	—	—
Other	—	—	—	(2)	1	—	(1)
Share-based employee compensation expense	—	—	—	—	10,906	—	10,906
Balance - October 31, 2020	37,088	$1,175	80,407	$(2,636,939)	$627,301	$3,264,765	$1,256,302

Thirty-Nine Weeks Ended October 31, 2020
Balance - February 1, 2020	39,037	$1,175	78,458	$(2,546,232)	$620,728	$2,769,793	$845,464
Comprehensive income	—	—	—	—	—	531,205	531,205
Dividends declared ($0.90 per share)	—	—	—	—	—	(36,233)	(36,233)
Purchases of common shares	(2,316)	—	2,316	(102,641)	—	—	(102,641)
Exercise of stock options	3	—	(3)	101	7	—	108
Restricted shares vested	298	—	(298)	9,679	(9,679)	—	—
Performance shares vested	65	—	(65)	2,107	(2,107)	—	—
Other	1	—	(1)	47	8	—	55
Share-based employee compensation expense	—	—	—	—	18,344	—	18,344
Balance - October 31, 2020	37,088	$1,175	80,407	$(2,636,939)	$627,301	$3,264,765	$1,256,302

Thirteen Weeks Ended October 30, 2021
Balance - July 31, 2021	32,550	$1,175	84,945	$(2,934,912)	$625,651	$3,461,455	$1,153,369
Comprehensive loss	—	—	—	—	—	(4,330)	(4,330)
Dividends declared ($0.30 per share)	—	—	—	—	—	(10,209)	(10,209)
Purchases of common shares	(2,059)	—	2,059	(97,690)	—	—	(97,690)
Restricted shares vested	43	—	(43)	1,518	(1,518)	—	—
Performance shares vested	—	—	—	—	—	—	—
Other	1	—	(1)	—	(1)	—	(1)
Share-based employee compensation expense	—	—	—	—	8,701	—	8,701
Balance - October 30, 2021	30,535	$1,175	86,960	$(3,031,084)	$632,833	$3,446,916	$1,049,840

Thirty-Nine Weeks Ended October 30, 2021
Balance - January 30, 2021	35,535	$1,175	81,960	$(2,709,259)	$634,813	$3,351,002	$1,277,731
Comprehensive income	—	—	—	—	—	127,940	127,940
Dividends declared ($0.90 per share)	—	—	—	—	—	(32,026)	(32,026)
Purchases of common shares	(6,008)	—	6,008	(355,508)	—	—	(355,508)
Restricted shares vested	471	—	(471)	15,778	(15,778)	—	—
Performance shares vested	536	—	(536)	17,879	(17,879)	—	—
Other	1	—	(1)	26	32	—	58
Share-based employee compensation expense	—	—	—	—	31,645	—	31,645
Balance - October 30, 2021	30,535	$1,175	86,960	$(3,031,084)	$632,833	$3,446,916	$1,049,840

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Operating activities:
Net income	$127,940	$531,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	106,058	105,136
Non-cash lease amortization expense	196,826	175,174
Deferred income taxes	1,015	(49,973)
Non-cash impairment charge	1,015	920
Loss (gain) on disposition of property and equipment	1,104	(463,191)
Non-cash share-based compensation expense	31,645	18,344
Unrealized (gain) loss on fuel derivatives	(1,582)	1,635
Loss on extinguishment of debt	535	—
Change in assets and liabilities:
Inventories	(336,931)	(167,801)
Accounts payable	206,903	191,193
Operating lease liabilities	(170,950)	(193,818)
Current income taxes	(72,497)	62,204
Other current assets	(2,867)	(7,738)
Other current liabilities	(14,812)	36,823
Other assets	1,545	2,420
Other liabilities	759	24,877
Net cash provided by operating activities	75,706	267,410
Investing activities:
Capital expenditures	(122,696)	(103,000)
Cash proceeds from sale of property and equipment	185	588,231
Other	(34)	(22)
Net cash (used in) provided by investing activities	(122,545)	485,209
Financing activities:
Net repayments of long-term debt	(50,264)	(239,677)
Net financing proceeds from sale and leaseback	—	123,435
Payment of finance lease obligations	(2,268)	(2,962)
Dividends paid	(32,554)	(35,825)
Proceeds from the exercise of stock options	—	108
Payment for treasury shares acquired	(355,508)	(102,641)
Payment for debt issuance cost	(1,147)	—
Payments to extinguish debt	(438)	—
Other	58	53
Net cash used in financing activities	(442,121)	(257,509)
(Decrease) increase in cash and cash equivalents	(488,960)	495,110
Cash and cash equivalents:
Beginning of period	559,556	52,721
End of period	$70,596	$547,831

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries. We are a neighborhood discount retailer operating in the United States (“U.S.”). At October 30, 2021, we operated 1,424 stores in 47 states and an e-commerce platform. We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2021 (“2021”) is comprised of the 52 weeks that began on January 31, 2021 and will end on January 29, 2022. Fiscal year 2020 (“2020”) was comprised of the 52 weeks that began on February 2, 2020 and ended on January 30, 2021. The fiscal quarters ended October 30, 2021 (“third quarter of 2021”) and October 31, 2020 (“third quarter of 2020”) were both comprised of 13 weeks. The year-to-date periods ended October 30, 2021 (“year-to-date 2021”) and October 31, 2020 (“year-to-date 2020”) were both comprised of 39 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing (which includes rent), distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs in cost of sales. Warehousing, distribution, and outbound transportation costs included in selling and administrative expenses were $79.6 million and $66.3 million for the third quarter of 2021 and the third quarter of 2020, respectively, and $217.7 million and $178.3 million for the year-to-date 2021 and the year-to-date 2020, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing, payment card-linked marketing, and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $18.3 million and $24.4 million for the third quarter of 2021 and the third quarter of 2020, respectively, and $62.1 million and $69.2 million for the year-to-date 2021 and the year-to-date 2020, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2021 and the year-to-date 2020:

	Thirty-Nine Weeks Ended
(In thousands)	October 30, 2021	October 31, 2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,167	$5,864
Cash paid for income taxes, excluding impact of refunds	109,787	171,155
Gross proceeds from long-term debt	1,800	514,500
Gross payments of long-term debt	52,064	754,177
Gross financing proceeds from sale and leaseback	—	133,999
Gross repayments of financing from sale and leaseback	—	10,564
Cash paid for operating lease liabilities	251,671	264,676
Non-cash activity:
Assets acquired under finance leases	260	—
Accrued property and equipment	22,491	19,608
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$294,327	$661,182

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

Our seven merchandise categories, which match our internal management and reporting of merchandise net sales are now as follows: Food; Consumables; Soft Home; Hard Home; Furniture; Seasonal; and Apparel, Electronics, & Other. The Food category includes our beverage & grocery; specialty foods; and pet departments. The Consumables category includes our health, beauty and cosmetics; plastics; paper; and chemical departments. The Soft Home category includes our home décor; frames; fashion bedding; utility bedding; bath; window; decorative textile; and area rugs departments. The Hard Home category includes our small appliances; table top; food preparation; stationery; home maintenance; home organization; and toys departments. The Furniture category includes our upholstery; mattress; ready-to-assemble; and case goods departments. The Seasonal category includes our lawn & garden; summer; Christmas; and other holiday departments. The Apparel, Electronics, & Other department includes our apparel; electronics; jewelry; hosiery; and candy & snacks departments, as well as the assortments for The Lot and the Queue Line.

In order to provide comparative information, we have reclassified our results into the new alignment for all periods presented.

Recently Adopted Accounting Standards
In the third quarter of 2021, the Company adopted Accounting Standards Update (“ASU”) 2020-04 Reference Rate Reform. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, leases, and other transactions affected by the potential fallback of LIBOR. The Company adopted ASU 2020-04 in connection with its entry into a new credit facility (see note 2 to the consolidated financial statements) that includes language to address LIBOR fallback and in connection with an amendment to the lease for our Apple Valley, CA distribution center including similar LIBOR fallback language. The impact of the adoption was immaterial to the consolidated financial statements.

There are currently no new accounting pronouncements with a future effective date that are of significance, or potential significance, to us.

NOTE 2 – DEBT

Bank Credit Facility

On September 22, 2021, we entered into a $600 million five-year unsecured credit facility (“2021 Credit Agreement”) that expires on September 22, 2026. The 2021 Credit Agreement replaced the $700 million five-year unsecured credit facility we entered into on August 31, 2018 (“2018 Credit Agreement”). The 2018 Credit Agreement was scheduled to expire on August 31, 2023, but was terminated concurrent with our entry into the 2021 Credit Agreement. We did not incur any early termination penalties in connection with the termination of the 2018 Credit Agreement. In connection with our entry into the 2021 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $1.1 million, which are being amortized over the term of the 2021 Credit Agreement.

Borrowings under the 2021 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The 2021 Credit Agreement includes a $50 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The 2021 Credit Agreement also contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2021 Credit Agreement. Under the 2021 Credit Agreement, we have the option to establish incremental term loans and/or increases in the revolving credit limits in an aggregate amount of up to $300 million, subject to the lenders agreeing to increase their commitments. Additionally, the 2021 Credit Agreement includes two options to extend the maturity date of the 2021 Credit Agreement by one year each, subject to each lender agreeing to extend the maturity date of its respective loans. The interest rates, pricing and fees under the 2021 Credit Agreement fluctuate based on our debt rating or leverage ratio, whichever results in more favorable pricing to us. The 2021 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. The 2021 Credit Agreement updated the LIBOR fallback language to implement fallback provisions, pursuant to which the interest rate on the loans will transition to an alternative rate upon the occurrence of certain LIBOR cessation events. Loans made under the 2021 Credit Agreement may be prepaid without penalty. The 2021 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the 2021 Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA, which was amended concurrent with our entry into the 2021 Credit Agreement to conform with the covenants of the 2021 Credit Agreement. A violation of any of the covenants could result in a default under the 2021 Credit Agreement that would permit the lenders to restrict our ability to further access the 2021 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2021 Credit Agreement. At October 30, 2021, we had no borrowings outstanding under the 2021 Credit Agreement, while $5.1 million was committed to outstanding letters of credit, leaving $594.9 million available under the 2021 Credit Agreement.

Secured Equipment Term Note
On August 7, 2019, we entered into a $70 million term note agreement (“2019 Term Note”), which was secured by the equipment at our Apple Valley, CA distribution center and carried an interest rate of 3.3%. In connection with our entry into the 2019 Term Note, we paid debt issuance costs of $0.2 million. In light of our strong liquidity and market conditions, on June 7, 2021, we prepaid the remaining $44.3 million principal balance under the 2019 Term Note. In connection with the prepayment, we incurred a $0.4 million prepayment fee and recognized a $0.5 million loss on debt extinguishment, which was recorded in Other income (expense) in the consolidated statements of operations and comprehensive income, in the second quarter of 2021.

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	October 30, 2021	January 30, 2021
2019 Term Note	$—	$50,264
2018 Credit Agreement & 2021 Credit Agreement	—	—
Total debt	$—	$50,264
Less current portion of long-term debt (included in Accrued operating expenses)	$—	$(14,500)
Long-term debt	$—	$35,764

NOTE 3 – FAIR VALUE MEASUREMENTS

At October 30, 2021 and January 30, 2021, in connection with our nonqualified deferred compensation plan, we had mutual fund investments, which were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

At January 30, 2021, we held investments in money market funds, which were recorded in our consolidated balance sheets at their fair value. The fair values of the money market fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market.

As of October 30, 2021, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	October 30, 2021	Level 1
Assets:
Money market funds	Cash and cash equivalents	$—	$—
Mutual funds - deferred compensation plan	Other current assets	$27,534	$27,534

As of January 30, 2021, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	January 30, 2021	Level 1
Assets:
Money market funds	Cash and cash equivalents	$175,113	$175,113
Mutual funds - deferred compensation plan	Other assets	$32,484	$32,484

The carrying value of accounts receivable and accounts payable approximates fair value because of the relatively short maturity of these items.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share. Antidilutive restricted stock units, performance share units (“PSUs”), and performance restricted share units (“PRSUs”), are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The restricted stock units, PSUs, and PRSUs that were antidilutive, as determined under the treasury stock method, were 0.2 million and immaterial for the third quarter of 2021 and the third quarter of 2020, respectively, and 0.2 million and immaterial for the year-to-date 2021 and the year-to-date 2020, respectively. Due to the net loss in third quarter of 2021, any potentially dilutive shares were excluded from the denominator in computing diluted earnings (loss) per common share for the third quarter of 2021.

Share Repurchase Programs
On August 27, 2020, our Board of Directors authorized the repurchase of up to $500 million of our common shares (“2020 Repurchase Authorization”). Common shares acquired through the 2020 Repurchase Authorization are available to meet obligations under our equity compensation plans and for general corporate purposes. The 2020 Repurchase Authorization was exhausted during the third quarter of 2021.
The Company repurchased shares under the 2020 Repurchase Authorization during the year-to-date 2021 as follows:

	Number of Shares Repurchased	Amount of Repurchased Shares
2021:	(In thousands)	(In thousands)
First quarter	1,149	$77,533
Second quarter	2,405	152,883
Third quarter	2,040	96,751
Total	5,594	$327,167

In addition to shares repurchased under the 2020 Repurchase Authorization, purchases of common shares reported in the consolidated statements of shareholders’ equity include shares repurchased to satisfy income tax withholdings associated with the vesting of share-based awards.

Dividends
The Company declared and paid cash dividends per common share during the quarterly periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2021:		(In thousands)	(In thousands)
First quarter	$0.30	$11,206	$12,460
Second quarter	0.30	10,611	10,204
Third quarter	0.30	10,209	9,890
Total	$0.90	$32,026	$32,554

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

NOTE 5 – SHARE-BASED PLANS

We have issued restricted stock units, PSUs, PRSUs, and nonqualified stock options under our shareholder-approved equity compensation plans. At October 30, 2021, we had no outstanding PRSUs and no outstanding nonqualified stock options. We recognized share-based compensation expense of $8.7 million and $10.9 million in the third quarter of 2021 and the third quarter of 2020, respectively, and $31.6 million and $18.3 million for the year-to-date 2021 and the year-to-date 2020, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested restricted stock units activity for the year-to-date 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock units at January 30, 2021	1,214,212	$22.71
Granted	206,685	70.77
Vested	(390,116)	22.74
Forfeited	(31,181)	25.26
Outstanding non-vested restricted stock units at May 1, 2021	999,600	$32.56
Granted	34,847	64.55
Vested	(37,454)	32.85
Forfeited	(12,851)	25.39
Outstanding non-vested restricted stock units at July 31, 2021	984,142	$33.77
Granted	9,641	$48.23
Vested	(43,744)	$39.99
Forfeited	(23,746)	$33.56
Outstanding non-vested restricted stock units at October 30, 2021	926,293	$33.64

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

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at October 30, 2021	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2019	245,092	March 2021		Fiscal 2021
2021	174,735		March 2023	Fiscal 2023
Total	419,827

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

We recognized $5.0 million and $7.8 million in the third quarter of 2021 and 2020, respectively, and $20.7 million and $9.4 million in the year-to-date 2021 and 2020 respectively, of share-based compensation expense related to PSUs and PRSUs.

The following table summarizes the activity related to PSUs and PRSUs for the year-to-date 2021:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs and PRSUs at January 30, 2021	474,031	$24.31
Granted	263,787	70.24
Vested	(470,808)	24.27
Forfeited	(8,300)	70.24
Outstanding PSUs and PRSUs at May 1, 2021	258,710	$69.74
Granted	—	—
Vested	(3,223)	29.93
Forfeited	(627)	70.24
Outstanding PSUs and PRSUs at July 31, 2021	254,860	$70.24
Granted	—	$—
Vested	—	$—
Forfeited	(9,768)	$70.24
Outstanding PSUs and PRSUs at October 30, 2021	245,092	$70.24

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(In thousands)	2021	2020	2021	2020
Total intrinsic value of stock options exercised	$—	$4	$—	$16
Total fair value of restricted stock vested	2,141	1,694	31,459	6,584
Total fair value of performance shares vested	$—	$—	$37,387	$924

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2021, at October 30, 2021 was approximately $27.3 million. This compensation cost is expected to be recognized through October 2024 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.6 years from October 30, 2021.

NOTE 6 – INCOME TAXES

We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 29, 2022, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million. Actual results may differ materially from this estimate.

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

NOTE 8 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which are consistent with our internal management and reporting of merchandise net sales: Food; Consumables; Soft Home; Hard Home; Furniture; Seasonal; and Apparel, Electronics, & Other. The Food category includes our beverage & grocery; specialty foods; and pet departments. The Consumables category includes our health, beauty and cosmetics; plastics; paper; and chemical departments. The Soft Home category includes our home décor; frames; fashion bedding; utility bedding; bath; window; decorative textile; and area rugs departments. The Hard Home category includes our small appliances; table top; food preparation; stationery; home maintenance; home organization; and toys departments. The Furniture category includes our upholstery; mattress; ready-to-assemble; and case goods departments. The Seasonal category includes our lawn & garden; summer; Christmas; and other holiday departments. The Apparel, Electronics, & Other department includes our apparel; electronics; jewelry; hosiery; and candy & snacks departments, as well as the assortments for The Lot and Queue Line.

In the year-to-date 2021, we realigned our merchandise categories and renamed our Electronics, Toys, & Accessories merchandise category as Apparel, Electronics, & Other. See the reclassifications section of note 1 to the consolidated financial statements for further discussion.

The following table presents net sales data by merchandise category:

	Third Quarter		Year-to-Date
(In thousands)	2021	2020	2021	2020
Furniture	$401,256	$429,305	$1,291,765	$1,284,743
Soft Home	194,217	215,253	601,320	654,669
Food	182,936	194,713	541,400	615,624
Consumables	163,350	169,584	485,039	542,515
Hard Home	141,905	160,238	439,805	465,936
Apparel, Electronics, & Other	126,845	108,003	370,506	300,934
Seasonal	125,147	100,829	688,747	596,850
Net sales	$1,335,656	$1,377,925	$4,418,582	$4,461,271

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

NOTE 10 – SUBSEQUENT EVENT

On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares (“2021 Repurchase Authorization”). Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2021 Repurchase Authorization will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2021 Repurchase Authorization has no scheduled termination date.

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

The following are the results from the third quarter of 2021 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2020:

•Net sales decreased $42.3 million, or 3.1%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce operations, decreased $62.2 million, or 4.7%.
•Gross margin dollars decreased $38.7 million, while gross margin rate decreased 160 basis points to 38.9% of net sales.
•Selling and administrative expenses increased $5.1 million. As a percentage of net sales, selling and administrative expenses increased 150 basis points to 36.5% of net sales.
•Operating (loss) profit decreased to an operating loss of $4.1 million from an operating profit of $42.5 million.
•Inventory increased by 17.3%, or $188.2 million, to $1,277.2 million from the third quarter of 2020.
•We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the third quarter of 2021 consistent with the quarterly cash dividend of $0.30 per common share paid in the third quarter of 2020.
•We acquired 2.0 million of our outstanding common shares for $96.8 million under the 2020 Repurchase Authorization in the third quarter of 2021.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2021 and the year-to-date 2020:

	2021	2020
Stores open at the beginning of the fiscal year	1,408	1,404
Stores opened during the period	34	24
Stores closed during the period	(18)	(17)
Stores open at the end of the period	1,424	1,411

We expect our store count at the end of 2021 to increase by approximately 20 stores compared to our store count at the end of 2020.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	61.1	59.5	60.4	59.4
Gross margin	38.9	40.5	39.6	40.6
Selling and administrative expenses	36.5	35.0	33.3	32.4
Depreciation expense	2.7	2.4	2.4	2.3
Gain on sale of distribution centers	0.0	0.0	0.0	(10.4)
Operating (loss) profit	(0.3)	3.1	3.9	16.3
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Other income (expense)	0.0	(0.0)	0.0	(0.1)
(Loss) income before income taxes	(0.5)	2.9	3.8	16.0
Income tax (benefit) expense	(0.1)	0.7	0.9	4.1
Net (loss) income and comprehensive (loss) income	(0.3)%	2.2%	2.9%	11.9%

THIRD QUARTER OF 2021 COMPARED TO THIRD QUARTER OF 2020

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the third quarter of 2021 compared to the third quarter of 2020 were as follows:

Third Quarter
($ in thousands)	2021		2020		Change		Comps
Furniture	$401,256	30.1%	$429,305	31.2%	$(28,049)	(6.5)%	(8.6)%
Soft Home	194,217	14.5	215,253	15.6	(21,036)	(9.8)	(11.3)
Food	182,936	13.7	194,713	14.1	(11,777)	(6.0)	(7.0)
Consumables	163,350	12.2	169,584	12.3	(6,234)	(3.7)	(4.8)
Hard Home	141,905	10.6	160,238	11.6	(18,333)	(11.4)	(12.3)
Apparel, Electronics, & Other	126,845	9.5	108,003	7.9	18,842	17.4	15.0
Seasonal	125,147	9.4	100,829	7.3	24,318	24.1	22.6
Net sales	$1,335,656	100.0%	$1,377,925	100.0%	$(42,269)	(3.1)%	(4.7)%

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

Net sales decreased $42.3 million, or 3.1%, to $1,335.7 million in the third quarter of 2021, compared to $1,377.9 million in the third quarter of 2020. The decrease in net sales was primarily driven by a 4.7% decrease in our comps, which decreased net sales by $62.2 million. This decrease was partially offset by our non-comparable sales, which increased net sales by $19.9 million, driven by increased sales in our new and relocated stores compared to closed stores, and a higher store count compared to the third quarter of 2020. Our comps are calculated based on the results of all stores that were open at least fifteen months plus our e-commerce net sales. Our comps and net sales declined during the third quarter of 2021 in comparison to the third quarter of 2020 primarily due to the larger impact of nesting trends on consumer behavior as a result of the COVID-19 pandemic in the third quarter of 2020.

Comps and net sales in our home products categories, including our Furniture, Soft Home, and Hard Home categories, decreased in the third quarter of 2021 compared to the third quarter of 2020. We believe this decrease was primarily attributable to the easing of nesting trends in the third quarter of 2021 compared to the third quarter of 2020. In the third quarter of 2020, we saw many of our customers choosing to invest more in their home as a result of staying home during the COVID-19 pandemic. We believe our customers spent less of their discretionary funds investing in their homes in the third quarter of 2021 because they were able to spend more time outside their homes due to lifted COVID-19-related restrictions.

Our comps and net sales in our home products categories were also negatively impacted during the third quarter of 2021 by global and domestic supply chain constraints. While we maintained healthy overall inventory levels in our home products categories during the third quarter of 2021, shortages in certain historically popular SKUs caused by temporary factory and port shutdowns overseas contributed to the decreased comps and net sales compared to the third quarter of 2020. These global supply chain challenges have impacted both imported home products and domestically-sourced home products, as our domestic vendors have faced similar supply chain challenges with sourcing raw materials. Domestically, our supply chain has been impacted by labor challenges in certain of our distribution centers, with the majority of the impact in the northeast U.S. In response to labor challenges in our distribution centers, we have increased wages and implemented attendance and retention programs to improve overall productivity. In the third quarter of 2021, we also launched two forward distribution centers (“FDCs”), small-format distribution centers designed to process bulky and full-pallet shipments, which have begun to relieve pressure from our distribution centers most impacted by labor challenges. Despite these challenges, our home products categories performed in line with our expectations in the third quarter of 2021 and we believe that our customers continued to respond positively to our trend-right home offerings and the Broyhill® brand.

Comps and net sales in our Food and Consumables merchandise categories also decreased during the third quarter of 2021 compared to the third quarter of 2020. Similar to our home products categories above, comps and net sales in our Food and Consumables categories were also negatively impacted by supply chain constraints and labor challenges in our distribution centers. The third quarter of 2021 also marks the first anniversary of the implementation of our Pantry Optimization initiative, which reallocated linear square footage from our Food category to our Consumables category. The Food and Consumables categories performed in line with our expectations considering the supply chain challenges experienced in the third quarter of 2021.

Partially offsetting our decreased comps and net sales in the third quarter of 2021 was an increase in comps and net sales in our Seasonal and our Apparel, Electronics, & Other categories.

The increased net sales and positive comps in our Seasonal category was primarily driven by increased sales in our lawn & garden, summer, Halloween, and harvest departments compared to the third quarter of 2020. These departments benefited from increased inventory levels in the third quarter of 2021 as we purchased more Seasonal inventory in anticipation of higher demand for these products. Net sales and comps decreased in our Christmas department in the third quarter of 2021, which was principally driven by lower inventory levels resulting from delayed receipts due to global supply chain issues. Shortly after the end of the third quarter of 2021, the vast majority of our Christmas merchandise was delivered to our stores.

Increased net sales and positive comps in our Apparel, Electronics, & Other category was driven by the product assortments found in The Lot and Queue Line. The Lot is a cross-category presentation solution with a curated assortment to promote life’s occasions. Queue Line offers our customers a streamlined checkout experience with a new and expanded convenience assortment and a smaller footprint that provides additional floor space to other categories. We believe the product assortment offered by The Lot and Queue Line is aligned with customer demand and leading to increased net sales and positive comps in our Apparel, Electronics, & Other category. At the end of the third quarter of 2021, The Lot and Queue Line had each been rolled out to approximately 1,320 stores, compared to approximately 750 stores at the end of the third quarter of 2020.

Gross Margin
Gross margin dollars decreased $38.7 million, or 6.9%, to $519.2 million for the third quarter of 2021, compared to $557.9 million for the third quarter of 2020. The decrease in gross margin dollars was due to the decrease in net sales, which decreased gross margin dollars by $17.1 million, and the decrease in gross margin rate, which decreased gross margin dollars by $21.6 million. Gross margin as a percentage of net sales decreased 160 basis points to 38.9% in the third quarter of 2021 as compared to 40.5% in the third quarter of 2020. The gross margin rate decrease was primarily a result of higher inbound freight costs driven by increased ocean carriage rates as demand for ocean carriage has outpaced container and carrier supply. The ocean carriage demand and supply imbalance was exacerbated by temporary COVID-19-related port shutdowns during the second quarter of 2021, which further increased shipping costs during the third quarter of 2021. The higher inbound freight costs were also driven by higher domestic transportation rates and increased fuel costs compared to the third quarter of 2020. The gross margin rate also decreased due to a slightly higher markdown rate in the third quarter of 2021 compared to the third quarter of 2020. The decrease in gross margin rate was partially offset by moderate price increases implemented in the third quarter of 2021 to mitigate rising costs, particularly freight.

Selling and Administrative Expenses
Selling and administrative expenses were $487.4 million for the third quarter of 2021, compared to $482.3 million for the third quarter of 2020. The increase of $5.1 million in selling and administrative expenses was driven by an increase in distribution and transportation costs of $13.3 million, health benefits expense of $5.8 million, and $2.5 million of store occupancy expense, partially offset by a decrease in accrued bonus expense of $10.8 million, and $6.1 million of advertising expense. The increase in distribution and transportation costs was driven by higher outbound volume, increased labor costs, and higher transportation rates, as well as the incremental costs associated with our two FDCs that opened in the third quarter of 2021. The increase in health benefits expense was due to a higher volume of claims in the third quarter of 2021 compared to the third quarter of 2020, as many medical providers were not offering elective care and fewer associates were seeking elective care in the third quarter of 2020. The increase in store occupancy expense was due to an increase in net store count since the third quarter of 2020, relocated stores which have higher rents than the stores closed, and normal rent increases resulting from lease renewals. The decrease in accrued bonus expense was driven by decreased performance in the third quarter of 2021 relative to our bonus targets as compared to our performance in the third quarter of 2020 relative to our bonus targets. The decrease in advertising expense was primarily driven by lower spend on video media as we have increased the efficiency of our spend through a more targeted approach to advertising investments, particularly through use of digital channels.

As a percentage of net sales, selling and administrative expenses increased 150 basis points to 36.5% for the third quarter of 2021 compared to 35.0% for the third quarter of 2020.

Depreciation Expense
Depreciation expense increased $2.8 million to $35.9 million in the third quarter of 2021, compared to $33.1 million for the third quarter of 2020. The increase in depreciation expense was driven by investments in our strategic initiatives, such as The Lot and Queue Line, new stores, and supply chain improvements in the last twelve months.

Depreciation expense as a percentage of sales increased 30 basis points compared to the third quarter of 2020.

Interest Expense
Interest expense was $2.3 million in the third quarter of 2021, compared to $2.6 million in the third quarter of 2020. The decrease in interest expense was primarily driven by a decrease in total average borrowings. We had total average borrowings (including finance leases and the sale and leaseback financing liability) of $132.2 million in the third quarter of 2021 compared to total average borrowings of $185.9 million in the third quarter of 2020. The decrease in total average borrowings was driven by the repayment of all borrowings under the 2019 Term Note in the second quarter of 2021.

Other Income (Expense)
Other income (expense) was $0.3 million in the third quarter of 2021, compared to $(0.5) million in the third quarter of 2020. The change was driven by gains on our diesel fuel derivatives in the third quarter of 2021 compared to the losses on diesel fuel derivatives during the third quarter of 2020.

Income Taxes
The effective income tax rate for the third quarter of 2021 was 29.3% compared to 24.1% in the third quarter of 2020. The change in the effective income tax rate in the third quarter of 2021 compared to the third quarter of 2020 was primarily attributable to a reduction in nondeductible executive compensation and the absence of an audit-related reserve release in the prior year, partially offset by a change in employment-related tax credits compared to the third quarter of 2020.

YEAR-TO-DATE 2021 COMPARED TO YEAR-TO-DATE 2020

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2021 and the year-to-date 2020, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2021 compared to the year-to-date 2020 were as follows:

Year-to-Date
($ in thousands)	2021		2020		Change		Comps
Furniture	$1,291,765	29.2%	$1,284,743	28.8%	$7,022	0.5%	(1.7)%
Seasonal	688,747	15.6	596,850	13.4	91,897	15.4	13.9
Soft Home	601,320	13.6	654,669	14.7	(53,349)	(8.1)	(9.7)
Food	541,400	12.3	615,624	13.8	(74,224)	(12.1)	(13.2)
Consumables	485,039	11.0	542,515	12.2	(57,476)	(10.6)	(11.7)
Hard Home	439,805	9.9	465,936	10.4	(26,131)	(5.6)	(6.8)
Apparel, Electronics, & Other	370,506	8.4	300,934	6.7	69,572	23.1	21.1
Net sales	$4,418,582	100.0%	$4,461,271	100.0%	$(42,689)	(1.0)%	(2.6)%

Net sales decreased $42.7 million, or 1.0%, to $4,418.6 million in the year-to-date 2021, compared to $4,461.3 million in the year-to-date 2020. The decrease in net sales was driven by a comp decrease of 2.6%, which decreased net sales by $114.1 million, partially offset by our non-comparable sales which increased net sales by $71.4 million as a result of increased net sales in our new and relocated stores compared to closed stores, and an increase in net store count compared to the year-to-date 2020. Our comps and net sales decreased in the year-to-date 2021 primarily due to the larger impact that government stimulus, unemployment funds, and nesting trends had on consumer behaviors in the year-to-date 2020.

In the year-to-date 2021, we experienced an increase in demand for our Furniture and Seasonal categories which we believe was initially driven by government stimulus and unemployment funds in the first quarter of 2021, together with the continuation of nesting trends we experienced in 2020 due to customers investing more time and discretionary funds in their home. In the first quarter of 2021, nesting trends shifted toward patio furniture and other outdoor products which drove increased net sales and comps in the lawn & garden and summer departments of our Seasonal merchandise category. Nesting trends abated in the second quarter of 2021 as COVID-19 vaccines became widely available and consumers began spending more time outside their homes. In the second and third quarter of 2021, we experienced supply chain constraints that negatively impacted our inventory levels of home product categories, particularly Furniture, leading to low inventory levels in certain popular product lines. In the third quarter of 2021, our Seasonal category benefited from higher inventory levels in the lawn & garden, summer, Halloween, and harvest departments as we experienced increased demand for outdoor furniture and decor late into the summer season and fall.

Our Soft Home and Hard Home categories each experienced a decrease in comps and net sales in the year-to-date 2021 compared to the year-to-date 2020, primarily due to lower on-hand product availability in the year-to-date 2021, which was primarily driven by global supply chain challenges. Despite the decrease in net sales and comps in the year-to-date 2021, both categories performed in line with our expectations.

Our Apparel, Electronics, & Other category experienced increased comps and net sales in the year-to-date 2021 driven by our strategic initiatives - including The Lot and Queue Line. We believe our product assortment is aligned with customer demand and that the Apparel, Electronics, & Other category is a growth opportunity for us.

Our Food and Consumables categories each experienced a decrease in net sales and comps in the year-to-date 2021 compared to the year-to-date 2020, primarily due to a decrease in demand for essential products, which we define as food, consumables, health products, and pet supplies. In the year-to-date 2020, during the early stages of the COVID-19 pandemic, we experienced greater demand for these products which has since declined as customers are no longer stocking up on these products. Our Food and Consumables categories were also negatively impacted by supply chain constraints since the second quarter of 2021 and by labor challenges in our distribution centers. In the third quarter of 2021, we passed the first anniversary of the implementation of our Pantry Optimization initiative, which reallocated linear square footage from our Food category to our Consumables category.

Gross Margin
Gross margin dollars decreased $61.3 million, or 3.4%, to $1,750.9 million for the year-to-date 2021, compared to $1,812.2 million for the year-to-date 2020. The decrease in gross margin dollars was due to a decrease in net sales, which decreased gross margin by $17.3 million, and a decrease in gross margin rate, which decreased gross margin by $44.0 million. Gross margin as a percentage of net sales decreased 100 basis points to 39.6% in the year-to-date 2021, compared to 40.6% in the year-to-date 2020. The gross margin rate decrease was primarily due to higher inbound freight costs, partially offset by lower markdowns. Freight costs increased primarily due to higher ocean carriage rates, domestic transportation rates, and fuel costs, and detention and demurrage charges resulting from delayed receipt of inventory related to supply chain constraints.

Selling and Administrative Expenses
Selling and administrative expenses were $1,473.5 million for the year-to-date 2021, compared to $1,444.9 million for the year-to-date 2020. The increase of $28.6 million in selling and administrative expenses was attributable to increases in distribution and transportation costs of $39.4 million, $13.3 million of share-based compensation expense, health benefit expense of $7.4 million, and $7.2 million of store occupancy costs, partially offset by decreases of $16.4 million in store-related payroll, accrued bonus expense of $11.1 million, and advertising expense of $7.1 million, the absence of $4.0 million of sale and leaseback transaction-related expenses, and the absence of proxy contest-related costs of $3.7 million. The increase in distribution and transportation costs was driven by rent on our leased distribution centers, four of which were sold and leased back in the second quarter of 2020, and higher outbound volume, transportation costs, and labor costs, partially offset by the absence of a $2 per hour wage increase that was implemented for most of our non-exempt workforce beginning in March 2020 through June 2020 in the early stages of the COVID-19 pandemic. The increase in share-based compensation expense was primarily due to a higher grant date fair value and higher estimated performance on the 2019 PSUs for which the grant date was established in 2021 compared to the 2018 PSUs for which the grant date was established in 2020 and PRSUs granted in 2020. Health benefit expense increased driven by an increase in health benefit claims in the year-to-date 2021 compared to the year-to-date 2020, as many medical providers postponed elective care procedures in the year-to-date 2020. Our store occupancy costs increased primarily due to an increased store count in the year-to-date 2021, new stores opened in the last twelve months, which have higher rents than the stores closed, and normal rent increases resulting from lease renewals. The decrease in store-related payroll was primarily due to the absence of the aforementioned $2 per hour wage increase. The decrease in accrued bonus expense was driven by decreased performance in the year-to-date 2021 relative to our bonus targets as compared to our performance in the year-to-date 2020 relative to our bonus targets, as well as the absence of a one-time discretionary bonus granted in the second quarter of 2020 to recognize our non-exempt associates in our stores and distribution centers. Advertising expense decreased due to decreased investments in video media as we have taken a more targeted approach to our advertising spend. The sale and leaseback transaction-related expenses, which included consulting costs, were incurred in completing the sale and leaseback of our distribution centers in the second quarter of 2020. The proxy contest-related costs were comprised of legal, public relations, and advisory fees, and settlement costs incurred to resolve a proxy contest in the first quarter of 2020.

As a percentage of net sales, selling and administrative expenses increased 90 basis points to 33.3% for the year-to-date 2021 compared to 32.4% for the year-to-date 2020.

Depreciation Expense
Depreciation expense increased $0.4 million to $105.2 million in the year-to-date 2021, compared to $104.8 million for the year-to-date 2020. The increase was driven by the investments in our strategic initiatives, new stores, and supply chain improvements, partially offset by the sale of four distribution centers in the second quarter of 2020.

Depreciation expense as a percentage of sales increased by 10 basis points compared to the year-to-date 2020.

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

Interest Expense
Interest expense was $7.1 million in the year-to-date 2021, compared to $8.5 million in the year-to-date 2020. The decrease in interest expense was driven by lower total average borrowings (including finance leases and the sale and leaseback financing liability). We had total average borrowings of $153.7 million in the year-to-date 2021 compared to $282.3 million in the year-to-date 2020. The decrease in total average borrowings was driven by our repayment of all outstanding debt under the 2018 Credit Agreement following the sale and leaseback transaction completed in the second quarter of 2020, and our prepayment of the 2019 Term Note in the second quarter of 2021, partially offset by the establishment of the financing liability in connection with the sale and leaseback transactions in the second quarter of 2020. The decrease in total average borrowings was partially offset by a higher average interest rate on the sale and leaseback financing liability.

Other Income (Expense)
Other income (expense) was $1.1 million in the year-to-date 2021, compared to $(2.4) million in the year-to-date 2020. The change was primarily driven by gains on our diesel fuel derivatives in the year-to-date 2021 compared to losses on diesel fuel derivatives in the year-to-date 2020. The gains on diesel fuel derivatives in the year-to-date 2021 were partially offset by a $0.5 million loss on debt extinguishment recognized in the year-to-date 2021 related to the prepayment of the 2019 Term Note.

Income Taxes
The effective income tax rate for the year-to-date 2021 and the year-to-date 2020 were 23.0% and 25.7%, respectively. The decrease in the effective income tax rate was primarily attributable to the net tax benefit associated with settlement of share-based payment awards during the year-to-date 2021 and an increase in employment-related credits in the year-to-date 2021 compared to the year-to-date 2020, partially offset by an increase in nondeductible executive compensation compared to the year-to-date 2020.

2021 Guidance
We continue to face significant supply chain challenges as a result of COVID-19-related shutdowns in factories and ports overseas, which we expect to adversely impact our net sales and gross margin in the fourth quarter of 2021. Additionally, we are facing a highly competitive domestic labor market, which we expect to result in increased payroll expenses for our stores and distribution centers in the fourth quarter of 2021. We have incorporated our current best estimate of the impacts of the supply chain and labor headwinds into the guidance below.

As of December 3, 2021, we expect the following in the fourth quarter of 2021:
•Comparable sales slightly above last year;
•Gross margin rate down approximately 150 basis points compared to last year, driven by freight headwinds;
•Selling and administrative expenses up compared to last year; and
•Diluted earnings per share in the range of $2.05 to $2.20.

As of December 3, 2021, we expect the following in the full year 2021:
•Comparable sales decline in the low single digits;
•Gross margin rate down approximately 120 basis points compared to last year;
•Selling and administrative expenses up compared to last year; and
•Diluted earnings per share in the range of $5.70 to $5.85.

Capital Resources and Liquidity
On September 22, 2021, we entered into the 2021 Credit Agreement, which provides for a $600 million five-year unsecured credit facility. The 2021 Credit Agreement expires on September 22, 2026. The 2021 Credit Agreement replaced the 2018 Credit Agreement, $700 million five-year unsecured credit facility which we entered into on August 31, 2018 and was scheduled to expire on August 31, 2023, but was terminated concurrent with our entry into the 2021 Credit Agreement. The 2021 Credit Agreement includes a $50 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The 2021 Credit Agreement also contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2021 Credit Agreement. Under the 2021 Credit Agreement, we have the option to establish incremental term loans and/or increases in the revolving credit limits in an aggregate amount of up to $300 million, subject to the lenders agreeing to increase their commitments. Additionally, the 2021 Credit Agreement includes two options to extend the maturity date of the 2021 Credit Agreement by one year each, subject to each lender agreeing to extend the maturity date of its respective loans. The interest rates, pricing and fees under the 2021 Credit Agreement fluctuate based on our debt rating or leverage ratio, whichever results in more favorable pricing to us. The 2021 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. The 2021 Credit Agreement updated the LIBOR fallback language to implement fallback provisions, pursuant to which the interest rate on the loans will transition to an alternative rate upon the occurrence of certain LIBOR cessation events. Loans made under the 2021 Credit Agreement may be prepaid without penalty. The 2021 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the 2021 Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA. A violation of any of the covenants could result in a default under the 2021 Credit Agreement that would permit the lenders to restrict our ability to further access the 2021 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2021 Credit Agreement.  At October 30, 2021, we were in compliance with the covenants of the 2021 Credit Agreement. At October 30, 2021, we had no borrowings outstanding under the 2021 Credit

Agreement, and the borrowings available under the 2021 Credit Agreement were $594.9 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $5.1 million.

On August 7, 2019, we entered into the 2019 Term Note, a $70 million term note agreement, which was secured by the equipment at our Apple Valley, CA distribution center and carried a fixed interest rate of 3.3%. In light of our strong liquidity and market conditions, we prepaid the remaining $44.3 million principal balance under the 2019 Term Note in the second quarter of 2021. In connection with the prepayment, we incurred a $0.4 million prepayment fee and recognized a $0.5 million loss on debt extinguishment in the second quarter of 2021.

We have historically funded our working capital requirements with borrowings under our credit facility. Based on our current cash and cash equivalents position and projected cash flows from operations, we intend to fund our working capital requirements, along with capital expenditures, share repurchases, and other contractual commitments, for the upcoming quarter with limited borrowings under the 2021 Credit Agreement. While we expect to borrow under the 2021 Credit Agreement early in the fourth quarter of 2021, we expect to end the fourth quarter of 2021 with no outstanding debt. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

In August 2020, our Board of Directors authorized the repurchase of up to $500 million of our common shares. The 2020 Repurchase Authorization was exhausted in the third quarter of 2021. During the year-to-date 2021, we purchased 5.6 million of our common shares for $327.2 million under the 2020 Repurchase Authorization, at an average price of $58.48.

On December 1, 2021 our Board of Directors authorized the 2021 Repurchase Authorization, which provides for the repurchase of $250 million of our common shares. Pursuant to the 2021 Repurchase Authorization, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Common shares acquired through the 2021 Repurchase Authorization will be available to meet obligations under our equity compensation plans and for general corporate purposes. The 2021 Repurchase Authorization has no scheduled termination date.

In August 2021, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on September 24, 2021 to shareholders of record as of the close of business on September 10, 2021. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2020. In the year-to-date of 2021, we paid approximately $32.6 million in dividends compared to $35.8 million in the year-to-date of 2020.

In December 2021, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on December 29, 2021 to shareholders of record as of the close of business on December 15, 2021.

The following table compares the primary components of our cash flows from the year-to-date 2021 compared to the year-to-date 2020:

(In thousands)	2021	2020	Change
Net cash provided by operating activities	$75,706	$267,410	$(191,704)
Net cash (used in) provided by investing activities	(122,545)	485,209	(607,754)
Net cash used in financing activities	$(442,121)	$(257,509)	$(184,612)

Cash provided by operating activities decreased $191.7 million to $75.7 million in the year-to-date 2021 compared to $267.4 million in the year-to-date 2020. The decrease was primarily driven by an increase in cash outflows from inventories, due to restoration of inventory levels in the third quarter of 2021 compared to the historically low inventory levels in the third quarter of 2020, and an increase in cash outflows from current income taxes, driven by the payment of taxes on the sale of our distribution centers since the third quarter of 2020. These decreases were partially offset by an increase in net income after adjusting for non-cash activities such as non-cash share-based compensation expense, non-cash lease expense, and the add-back for (loss) gain on disposition of equipment and property.

Cash (used in) provided by investing activities decreased by $607.8 million to cash used in investing activities of $122.5 million in the year-to-date 2021 compared to cash provided by investing activities of $485.2 million in the year-to-date 2020. The decrease was driven by the decrease in cash proceeds from sale of property and equipment, due to the sale and leaseback transactions completed in the second quarter of 2020, as well as an increase in capital expenditures.
Cash used in financing activities increased by $184.6 million to $442.1 million in the year-to-date 2021 compared to $257.5 million in the year-to-date 2020. The increase was primarily driven by the repurchase of $327.2 million of our common shares under the 2020 Repurchase Authorization in the year-to-date 2021 compared to $100.0 million of our common shares under the

2020 Repurchase Authorization in the year-to-date 2020. Additionally, the increase was driven by the absence of financing proceeds from sale and leaseback transactions completed in the second quarter of 2020. The increase was partially offset by a decrease in net repayments of long-term debt due to the repayment of all outstanding borrowings under the 2018 Credit Agreement in the year-to-date 2020 compared to repayment of all outstanding borrowings under the 2019 Term Note, which carried a lower balance at the time of repayment compared to the 2018 Credit Agreement at the time of repayment, in the year-to-date 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2021 Credit Agreement. We had no borrowings under the 2021 Credit Agreement at October 30, 2021. An increase of 1% in our variable interest rate on our expected future borrowings would not currently materially affect our financial condition, results of operations, or liquidity.

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At October 30, 2021, we had outstanding derivative instruments, in the form of collars, covering 1.8 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2021	600	600	227
2022	1,200	1,200	618
Total	1,800	1,800	$845

Additionally, at October 30, 2021, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $0.7 million.

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

Item 1A. Risk Factors

Implementing the U.S. Occupational Safety and Health Administration Emergency Temporary Standard issued on November 5, 2021 may be disruptive to our store operations, adversely impact our ability to attract and retain highly qualified associates, and/or negatively impact our financial performance.

On November 5, 2021, the U.S. Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard (“ETS”) mandating that employers with 100 or more employees design, implement, and enforce a mandatory COVID-19 vaccination policy. The ETS also allows employers to instead adopt a policy requiring employees to either receive a COVID-19 vaccination or undergo regular COVID-19 testing and wear a face covering at work. On November 12, 2021, the U.S. Court of Appeals for the Fifth Circuit granted a motion to stay the ETS and directed OSHA to “take no steps to implement or enforce” the ETS “until further court order.” While the Company has previously implemented its own rigorous safety protocols to prevent the spread of COVID-19, implementing the standards required by the ETS, particularly testing protocols for unvaccinated associates, could be costly and disruptive to our store operations. Additionally, enforcing the standards required by the ETS could adversely impact the Company’s workforce and ability to attract and retain associates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2021 - August 28, 2021	4	$57.93	—	96,751
August 29, 2021 - September 25, 2021	1,711	47.07	1,707	16,415
September 26, 2021 - October 30, 2021	344	49.13	333	—
Total	2,059	$47.44	2,040	—

(1)     In August, September, and October 2021, in connection with the vesting of certain outstanding restricted stock units, we acquired 4,484, 3,876, and 10,866 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.
(2)     The 2020 Repurchase Authorization was comprised of an August 27, 2020 authorization by our Board of Directors for the repurchase of up to $500.0 million of our common shares. During the third quarter of 2021, we purchased 2.0 million of our common shares for approximately $96.8 million under the 2020 Repurchase Authorization. The 2020 Repurchase Authorization was exhausted during the third quarter of 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document

10.1	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 9, 2021).
10.2	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated March 9, 2021).
10.3*	Credit Agreement, dated September 22, 2021, by and among Big Lots, Inc. and Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein.
10.4	Third Amendment to Operative Documents, dated September 22, 2021, by and among AVDC, Inc., as lessee, the guarantors thereto, Wachovia Service Corporation, as lessor, Wells Fargo Bank, N.A., as agent, and the lease participant parties thereto (incorporated by reference to Exhibit 10.2 to our Form 8-K dated September 27, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 8, 2021

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)