Form 10-K
period 2022-01-29
BIG LOTS INC
filed 2022-03-29
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	January 29, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $1,858,279,426 on July 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing price of the Registrant’s Common Shares on such date as reported on the New York Stock Exchange).
The number of the Registrant’s common shares, $0.01 par value, outstanding as of March 25, 2022, was 28,557,532.
Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 29, 2022

Part I

Item 1. Business

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries is a home discount retailer operating in the United States (“U.S.”). At January 29, 2022, we operated a total of 1,431 stores and an e-commerce platform. Our mission is to help people Live BIG and Save LOTS. Our vision is to be the BIG difference for a better life by delivering exceptional value to customers, building a “best places to grow” culture, rewarding shareholders with consistent growth and top tier returns, and doing good in local communities.

Our principal executive offices are located at 4900 E. Dublin-Granville Road, Columbus, Ohio 43081, and our telephone number is (614) 278‑6800.

Unless this Annual Report on Form 10-K (“Form 10-K”) otherwise indicates or the context otherwise requires, the terms the “Company,” “we,” “us,” and “our” refer to Big Lots, Inc. and its subsidiaries.

Similar to many other retailers, our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years consisting of 52 weeks and some fiscal years consisting of 53 weeks. Unless otherwise stated, references to years in this Form 10-K relate to fiscal years rather than to calendar years. The following table summarizes our fiscal year calendar and the number of weeks in each fiscal year:

Fiscal Year	Number of Weeks	Year Begin Date	Year End Date
2022	52	January 30, 2022	January 28, 2023
2021	52	January 31, 2021	January 29, 2022
2020	52	February 2, 2020	January 30, 2021
2019	52	February 3, 2019	February 1, 2020
2018	52	February 4, 2018	February 2, 2019
2017	53	January 29, 2017	February 3, 2018

We manage our business on the basis of one segment: discount retailing. Our seven merchandise categories, which match our internal management and reporting of merchandise net sales are: Food; Consumables; Soft Home; Hard Home; Furniture; Seasonal; and Apparel, Electronics, & Other. The Food category includes our beverage & grocery; specialty foods; and pet departments. The Consumables category includes our health, beauty and cosmetics; plastics; paper; and chemical departments. The Soft Home category includes our home décor; frames; fashion bedding; utility bedding; bath; window; decorative textile; and area rugs departments. The Hard Home category includes our small appliances; table top; food preparation; stationery; home maintenance; home organization; and toys departments. The Furniture category includes our upholstery; mattress; ready-to-assemble; and case goods departments. The Seasonal category includes our lawn & garden; summer; Christmas; and other holiday departments. The Apparel, Electronics, & Other department includes our apparel; electronics; jewelry; hosiery; and candy & snacks departments, as well as the assortments for The Lot and the Queue Line (see the discussion under the caption “Operating Strategy - Shopping Experience” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding The Lot and Queue Line).

In 2021, we realigned certain departments within select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. In order to provide comparative information, we have reclassified our results into the new alignment for all periods presented. See the reclassifications section of Note 1 to the consolidated financial statements for further discussion.

Merchandising

We focus our merchandising strategy on (1) the bargain hunt, by seeking to deliver unmatched value in all of our merchandise categories; (2) the treasure hunt, by seeking to surprise and delight our customers with our unique product assortment; and (3) convenience, by seeking to offer a reliable assortment of simple to shop essentials. We utilize traditional sourcing methods in purchasing both imported and domestic products and, in certain merchandise categories, we also take advantage of closeout channels to enhance our ability to offer outstanding value and bring surprise and delight into our product offerings. Closeouts are generally sourced from production overruns, packaging changes, discontinued products, order cancellations, liquidations, returns, and other disruptions in the supply chain of manufacturers, but can also include engineered closeouts and other sourcing options.

We evaluate our product offerings to ensure we are providing quality and exceptional value, and meeting our customer’s expectations. We believe that focusing on our customers’ expectations has improved our ability to provide a more relevant and desirable assortment of offerings in our merchandise categories.

In 2021, we introduced the concept of “Big Buys” to our merchandising strategy. Big Buys include closeouts and other one-time product offerings that fit into the bargain hunt facet of our merchandising strategy.

We curate our assortment by focusing on delivering (1) Big Buys, deals where customers can realize exceptional value; (2) seasonal and trendy items that serve to continually refresh our assortment; and (3) everyday essentials that provide consistency and convenience in our staple product offerings. We have increased our sourcing and purchasing of quality closeout merchandise directly from manufacturers and other vendors, typically at prices lower than those paid by traditional discount retailers, to accelerate our ability to deliver Big Buys. We believe that our strong vendor relationships and our strong credit profile support this sourcing model, and we intend to grow our Big Buys merchandise offerings during 2022.

Our global sourcing team and overseas vendor relationships continue to represent important components of our merchandising strategy. We expect our import partners to responsibly source goods that our merchandising teams identify as having our desired mix of quality and value. During 2021, we purchased approximately 24% of our merchandise, at cost, directly from overseas vendors, including approximately 15% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks described in “Item 1A. Risk Factors” of this Form 10-K.

Advertising and Marketing

We believe that our brand image is an important part of why our customers choose to shop Big Lots. We also believe our brand image is important to the value proposition that we convey through all of our customer touchpoints. We employ an integrated approach for our marketing touchpoints and investments consisting of (1) paid media, including television, print, digital, social media, internet, e-mail, and payment card-linked marketing; (2) earned media, including public relations and organic social media; and (3) owned media, including our website, customer loyalty programs, and in-store signage. Total advertising expense as a percentage of total net sales was 1.6%, 1.7%, and 1.8% in 2021, 2020, and 2019, respectively.

In 2021, we conducted extensive consumer research to enhance our understanding of why customers shop us and barriers for those individuals that do not shop us. We have used this research to refine our brand positioning and implement changes to our messaging across all marketing touchpoints. Through this research, we learned that our customers believe we excel in four key areas or brand pillars: exceptional value, surprising products, easy shopping, and a delightful experience. Accordingly, our marketing strategy is grounded in these brand pillars. Our marketing tactics are intended to: (1) create a community of bargain hunters and treasure seekers; (2) drive incremental visits from new and existing customers; (3) increase our brand awareness, brand consideration and purchasers; and (4) drive personalized marketing based on our customer data platform. Our consumer research also influences how we merchandise our stores, invest in omnichannel capabilities, design our shopping experience, and invest in our business.

In 2021, we introduced our “Be a BIGionaire” advertising campaign, featuring three household-name celebrities to spread our message, that tells our customers they can feel like a million bucks by finding the best deals at Big Lots and decorating their homes with our products.

Our customer data is an important marketing tool that allows us to communicate with our customers in a cost-effective, personalized, and relevant manner, including through e-mail delivery of our circulars, announcement of flash sales, and product-specific promotions. At January 29, 2022, our customer loyalty program, which we call the “BIG Rewards Program,” included approximately 22 million active members who had made a purchase in our stores in the last 12 months, compared to approximately 21 million members at January 30, 2021. In addition to the customer communications mentioned above, our BIG Rewards Program rewards our customers for making frequent and/or high-ticket purchases and offers a special birthday reward. We utilize insights gained through the BIG Rewards Program to evaluate the effectiveness of our promotions, tailor promotions to our customers’ shopping habits, and gain consumer insights. Our research shows that membership in the BIG Rewards Program is a driver of net sales, and we incentivize our store associates to encourage customer enrollment into the program.

We believe our approach to retailing differentiates us from the competition and allows us to make a difference in the communities we serve. Our community-oriented approach to retailing includes “doing good as we do well,” which means supporting both local and national causes that aid the communities in which we do business. In our local markets, we invest in point of sale campaigns in each of our geographic regions, the beneficiaries of which are selected based on their impacts on local customers and associates. We serve the community on a national level through our Big Lots Foundation, which focuses on healthcare, housing, hunger, and education. In addition, we are pleased to support our local community in Columbus, OH through our partnership with Nationwide Children’s Hospital, to which the Company committed $40 million and the Big Lots Foundation committed $10 million to open the Big Lots Behavioral Health Pavilion, a state-of-the-art medical facility dedicated to child and adolescent mental and behavioral health, in 2020.

Competition

We operate in the highly competitive retail industry. We face strong sales competition from other general merchandise, discount, home, food, furniture, arts and crafts, and dollar store retailers, which operate in traditional brick and mortar stores and/or online. Additionally, we compete with a number of companies for retail site locations, for distribution site locations, to attract and retain quality employees, and to acquire our broad merchandising assortment from vendors. We operate an e-commerce platform which faces additional competition from a wider range of retailers in a highly competitive marketplace, where we compete for customers, fulfillment capabilities, and technological innovation.

Real Estate

The following table compares the number of our stores in operation at the beginning and end of each of the last five fiscal years:

	2021	2020	2019	2018	2017
Stores open at the beginning of the year	1,408	1,404	1,401	1,416	1,432
Stores opened during the year	50	24	54	32	24
Stores closed during the year	(27)	(20)	(51)	(47)	(40)
Stores open at the end of the year	1,431	1,408	1,404	1,401	1,416

For additional information regarding our real estate strategy, see the discussion under the caption “Operating Strategy - Real Estate” in the accompanying “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in this Form 10-K.

The following table details our U.S. stores by state at January 29, 2022:

Alabama	29	Maine	6	Ohio	101
Arizona	34	Maryland	27	Oklahoma	18
Arkansas	11	Massachusetts	23	Oregon	15
California	149	Michigan	47	Pennsylvania	71
Colorado	18	Minnesota	1	Rhode Island	1
Connecticut	14	Mississippi	14	South Carolina	36
Delaware	5	Missouri	24	Tennessee	47
Florida	106	Montana	3	Texas	115
Georgia	50	Nebraska	3	Utah	7
Idaho	6	Nevada	13	Vermont	4
Illinois	34	New Hampshire	6	Virginia	42
Indiana	44	New Jersey	29	Washington	27
Iowa	3	New Mexico	11	West Virginia	16
Kansas	7	New York	67	Wisconsin	10
Kentucky	40	North Carolina	74	Wyoming	2
Louisiana	20	North Dakota	1
				Total stores	1,431
				Number of states	47

Of our 1,431 stores, 33% operate in four states: California, Texas, Florida, and Ohio, and net sales from stores in these states represented 33% of our 2021 net sales. We have a concentration in these states based on their size, population, and customer base.

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

We selected the locations of our regional distribution centers to help manage transportation costs and to minimize the distance from our distribution centers to our stores.

In addition to our regional distribution centers that handle store merchandise, we operate two other warehouses within our Ohio distribution center. One warehouse distributes fixtures and supplies to our stores and our five regional distribution centers and the other warehouse serves as our fulfillment center for our e-commerce operations. To supplement our e-commerce fulfillment center, we also fulfill direct-ship e-commerce orders from 65 of our store locations, which we strategically selected based on geographic location, size, and other relevant factors. We also fulfill some of our e-commerce orders using supplier direct fulfillment, a process in which the customer purchases merchandise through our e-commerce platform, but the merchandise is shipped directly from the supplier to the customer. Supplier direct fulfillment is primarily used for bulky items that are more costly to warehouse and ship. We continue to evaluate our e-commerce fulfillment capabilities to reduce shipping times.

In 2021, we opened two small-format forward distribution centers to divert processing and logistics for bulk goods out of our regional distribution centers into our forward distribution centers, thereby increasing the efficiency of our regional distribution centers, which were designed to most efficiently process cartons as opposed to bulk goods. Our two forward distribution centers are operated by a third-party logistics services provider and are located in Georgia and Pennsylvania. Our forward distribution centers also diversified our distribution center labor force, which reduced the impact of COVID-19 related absences on our supply chain. We believe further expansion of our distribution network with forward distribution centers is necessary to grow our net sales and store count over the next several years. In 2022, we intend to open two additional forward distribution centers, and we will continue to evaluate whether we need to open additional forward distribution centers in the future.

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

Our net sales in the second quarter of 2020 as a percentage of full year were disproportionately higher as a result of increased demand arising from the onset of the COVID-19 pandemic and related government stimulus payments. Similarly, our net sales in the first quarter of 2021 as a percentage of full year were disproportionately higher as demand increased due to government stimulus payments related to the COVID-19 pandemic.

While uncertainty related to the COVID-19 pandemic persists, we believe the seasonality of our 2022 results will more closely resemble the historical seasonality of our business, including the seasonality we experienced in 2019 (excluding the one-time gain on sale of distribution center in 2019 discussed in a footnote to the table below).

The following table sets forth the seasonality of net sales and operating profit (loss) for 2021, 2020, and 2019 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2021
Net sales as a percentage of full year	26.4%	23.7%	21.7%	28.2%
Operating profit (loss) as a percentage of full year	51.1	22.5	(1.7)	28.1
Fiscal Year 2020
Net sales as a percentage of full year	23.2%	26.5%	22.2%	28.1%
Operating profit as a percentage of full year (a)	8.7	71.0	5.0	15.3
Fiscal Year 2019
Net sales as a percentage of full year	24.3%	23.5%	21.9%	30.3%
Operating profit as a percentage of full year (b)	7.7	3.9	50.9	37.5

(a)     The second quarter of 2020 included a gain on sale of distribution centers and related expenses of $459.1 million related to the sale and leaseback of four distribution centers, which significantly increased second quarter operating profit as a percentage of full year in comparison to 2019 and 2021.
(b)     The third quarter of 2019 included a gain on sale of distribution center of $178.5 million, which significantly increased third quarter operating profit as a percentage of full year in comparison to 2020 and 2021.

Human Capital

At January 29, 2022, we had approximately 36,200 active associates comprised of 10,500 full-time and 25,700 part‑time associates. Approximately 71% of the associates we employed during 2021 were employed on a part-time basis. Temporary associates hired for the holiday selling season increased the total number of associates to a peak of approximately 37,200 in 2021. We are not a party to any labor agreements. We require all of our associates to adhere to our code of ethics and workplace safety protocols.

We believe our associates are among our most important resources. We evaluate our human capital management at our stores, distribution centers, and corporate headquarters on the basis of associate engagement, diversity, equity, and inclusion, compensation and benefits, and talent development.

Associate Engagement
We send an associate engagement survey to each of the associates in our corporate headquarters and to our field and distribution center leadership on an annual basis to assess our associate engagement and ask those associates their thoughts on manager effectiveness, performance enablement, and our diversity and inclusion efforts. In 2021, 93% of the associates surveyed responded to the survey with an 82% favorable engagement rate. Based on results of the annual survey, our leaders create action plans to address areas where our associates have told us we can improve.

Diversity, Equity, and Inclusion
We recognize the value of creating a diverse, equitable, and inclusive workplace. As a result, diversity, equity, and inclusion (“DEI”) is a significant component of our human capital management. In 2020, we established our Diversity, Equity, and Inclusion Council (“DEI Council”), which is comprised of associates from our stores, distribution centers, and corporate headquarters who represent various job levels, locations, ages, genders, languages, work shifts, races, sexual orientations, and leadership styles. The DEI Council’s mission is to lead the development and advancement of our DEI strategy. Additionally, we formed a Diversity, Equity, and Inclusion Executive Advisory Committee, which is comprised of senior leaders who provide guidance to the DEI Council, as well as approve our DEI strategy and promote its achievement throughout our organization. In 2021, our corporate associates, field leaders, and distribution center leaders participated in a five-part conscious inclusion program taking place over the course of five months to build awareness, educate our associates on how we can improve DEI, and ultimately engrain DEI in the culture of the Company. This conscious inclusion program has been converted to online training and will be part of our onboarding process for all of our new associates.

Compensation and Benefits
We offer a competitive compensation and benefits package to our eligible associates including, among other benefits, incentive compensation, performance-based merit pay, paid holidays, paid vacation, 401(k) match, and healthcare coverage, including medical, dental, and vision insurance with health savings account and flexible savings account options. Our compensation and benefits packages are designed to attract and retain high-performing talent. Additionally, we provide our associates with a company discount on our merchandise and our associates redeemed over $30 million in corporate discounts in 2021.

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

Health and Safety
The health and safety of our associates is of the utmost importance. We have implemented comprehensive safety protocols in each of our stores, distribution centers, and corporate offices to ensure the safety of associates, customers, and other visitors in each facility. We require each of our associates to complete safety training courses relevant to their jobs, which we track using e-learning tools to ensure compliance. In addition to traditional safety training, we require all of our associates to participate in aggressor/active shooter training and we require our store associates to participate in argumentative and de-escalating conversations training. We reinforce safety standards with re-training requirements and regular, engaging communications. To provide a safe working environment for our associates and customers during the COVID-19 pandemic, we increased sanitization protocols, secured personal protective equipment for our associates, installed plexiglass at all registers, implemented social distancing and mask protocols at our stores and distribution centers, and implemented daily health screens and temperature checks for all associates. We have adjusted, and continue to adjust, our COVID-19-related safety protocols based on the advice of medical experts and federal, state, and local guidelines.

Available Information

We make available, free of charge, through the “Investors” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as well as our definitive proxy materials filed pursuant to section 14 of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at http://www.sec.gov. In April 2021, we published a Corporate Social Responsibility Report, titled Big Cares, which is available on our website. The contents of our website, including the Big Cares report, are not incorporated into, or otherwise made a part of, this Form 10-K.

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

Operational and Supply Chain Risks

If we are unable to successfully refine and execute our operating strategies, our operating performance could be significantly impacted.

We may not meet or exceed our operating performance targets and goals if our strategies and initiatives are unsuccessful. Our ability to execute and/or refine our operating and strategic plans, as necessary, including cost savings initiatives, could impact our ability to meet our operating performance targets. Additionally, we must effectively adjust our operating and strategic plans over time to adapt to the evolving marketplace. See the MD&A in this Form 10-K for additional information concerning our operating strategy.

Disruption to our distribution network, the capacity of our distribution centers, and our timely receipt of merchandise inventory could adversely affect our operating performance.

We rely on our ability to replenish depleted merchandise inventory through deliveries to our distribution centers and from the distribution centers to our stores by various means of transportation, including shipments by sea, rail and truck carriers. A decrease in the capacity of carriers and/or labor strikes, disruptions or shortages in the transportation industry could negatively affect our distribution network, our timely receipt of merchandise and/or our transportation costs. In addition, disruptions to the U.S. and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, pandemic diseases, governmental budget constraints and other significant events that lead to delays or interruptions of service could adversely affect our business. Also, a fire, earthquake, or other disaster at one of our distribution centers could disrupt our timely receipt, processing and shipment of merchandise to our stores which could adversely affect our business. Additionally, as we seek to expand our operation through store count growth, advancement of our online retail capabilities, and our addition of forward distribution centers to our network, we may face increased or unexpected demands on distribution center operations, as well as new demands on our distribution network. Lastly, global pandemics, such as the COVID-19 pandemic, could lead to the shutdown of parts, or all, of our distribution network and generally disrupt our ability to receive, process, and ship merchandise to our stores and meet the demand of our customers.

We rely on manufacturers located in foreign countries, including China, for significant amounts of merchandise, including a significant amount of our domestically-purchased merchandise. Our business may be materially adversely affected by risks associated with international trade, including the impact of tariffs and/or sanctions imposed by the U.S. with respect to certain consumer goods imported from China, and the impact of the COVID-19 pandemic.

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2021, we purchased approximately 24% of our products, at cost, directly from overseas vendors, including 15% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Global sourcing and foreign trade involve numerous risks and uncertainties beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, pandemic diseases, natural disasters, war, terrorism, trade restrictions and tariffs (including retaliation by the U.S. against foreign practices or by foreign countries against U.S. practices), the financial stability of vendors, or merchandise quality issues. U.S. policy on trade restrictions frequently changes and may result in new laws, regulations, or treaties that increase the costs of importing goods and/or limit the scope of available foreign vendors. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

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
We must maintain sufficient inventory levels to successfully operate our business. However, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels based on evolving customer demands. We obtain approximately 24% of our merchandise directly from vendors outside of the U.S. These foreign vendors often require us to order merchandise and enter into purchase order contracts for the purchase of such merchandise well in advance of the time we offer these products for sale. As a result, we may experience difficulty in rapidly responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. In addition, we attempt to maximize our operating profit and operating efficiency by delivering proper quantities of merchandise to our stores in a timely manner. If we do not accurately anticipate future demand for a particular product or the time it will take to replenish inventory levels, our inventory levels may not be appropriate and our results of operations may be negatively impacted.

If we are unable to retain existing and/or secure suitable new store locations under favorable lease terms, our financial performance may be negatively affected.

We lease almost all of our stores, and a significant number of these leases expire or are up for renewal each year, as noted below in “Item 2. Properties” and in MD&A in this Form 10-K. Our strategy to improve our financial performance includes increasing sales while managing the occupancy cost of each of our stores. A primary component of our sales growth strategy is increasing our comparable store sales, which requires renewing many leases each year. Additional components of our sales growth strategy include opening new store locations, either as an expansion in an existing market or as an entrance into a new market, and relocating certain existing stores to new locations within existing markets. If the commercial real estate market does not allow us to negotiate favorable lease renewals and new store leases, our financial position, results of operations, and liquidity may be negatively affected.

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

Shareholder activism could result in potential operational disruption, divert our resources and management’s attention and have an adverse effect on our business.

Shareholder activism, which may arise in various forms and situations, could divert management’s attention from its current strategies, require us to incur substantial legal, consulting, and public relations fees, and could result in potential operational disruption. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified employees, any of which could adversely affect our business and operating results. Any perceived uncertainties could also adversely affect the price and volatility of our stock.

Market and Competitive Risks

If we are unable to compete effectively in the highly competitive discount retail industry, our business and results of operations may be materially adversely affected.

The discount retail industry, which includes both traditional brick and mortar stores and online marketplaces, is highly competitive. As discussed in Item 1 of this Form 10-K, we compete for customers, products, employees, real estate, and other aspects of our business with a number of other companies. Some of our competitors have broader distribution (e.g., more stores and/or a more established online presence), and/or greater financial, marketing, and other resources than us. It is possible that increased competition, significant discounting, improved performance by our competitors, an inability to distinguish our brand from our competitors, or failure to effectively promote our brand image to younger generations may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations.

If we are unable to compete effectively in the omnichannel retail marketplace, our business and results of operations may be materially adversely affected.

Competition from other retailers in the online retail marketplace is intense and growing. Certain of our competitors, including several pure online retailers, have established online operations that we compete against for customers and products. It is possible that the competition in the online retail space may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways. Our operations include an e-commerce platform with multiple fulfillment options to enhance our omnichannel experience. Operating an e-commerce platform is a complex undertaking and there is no guarantee that the resources we have applied to this effort will increase revenues or improve operating performance. If our online retailing initiatives do not meet our customers’ expectations, the initiatives may reduce our customers’ desire to purchase goods from us both online and at our brick and mortar stores and may materially adversely affect our business and results of operations.

Deterioration in general economic conditions, disposable income levels, and other conditions, such as unseasonable weather, pandemic diseases, inflation, or global events, such as the war between Russia and Ukraine, could lead to reduced consumer demand for our merchandise, and materially adversely affect our revenues and gross margin.

Our results of operations can be directly impacted by the health of the U.S. economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs, interest rates, recession, and inflation, and other matters, such as tax reform, natural disasters, climate change, pandemic diseases, wars, or terrorist activities, that influence consumer spending. Specifically, our Soft Home, Hard Home, Furniture and Seasonal merchandise categories may be threatened when disposable income levels are negatively impacted by economic conditions. In 2021 and continuing into 2022, the U.S. experienced its highest level of inflation in decades, which we expect to negatively impact disposable income levels and discretionary spending. Additionally, the net sales of cyclical product offerings in our Seasonal category may be threatened when we experience extended periods of unseasonable weather, including unseasonable weather caused by climate change. Inclement weather can also negatively impact our Furniture category, as many customers transport the product home personally. In particular, the economic conditions and weather patterns of four states (California, Texas, Florida, and Ohio) are important as approximately 33% of our current stores operate and 33% of our 2021 net sales occurred in these states.

Fluctuation in commodity prices, including but not limited to diesel fuel and other fuels used by utilities to generate power, could materially adversely impact our gross margin and operating profit.

Transporting merchandise, supplies, fixtures, and other materials to and from our distribution centers and stores requires significant volumes of diesel fuel and other fuels. As a result, fluctuations in the prices of diesel fuel and other fuels, including increases in fuel prices resulting from the war between Russia and Ukraine, directly impact the carrying cost of inventory, the cost of outbound transportation from our distribution centers to our stores, and the cost to transport other materials and supplies. Additionally, we consume significant volumes of electricity and natural gas to heat, cool, and operate equipment in our stores. Our utility providers depend on various fuels to generate and transport electricity and natural gas, the cost of which is typically passed through to us as the consumer. A rise in the cost of fuels used to generate and transport electricity and natural gas could materially adversely impact our operating profit.

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

Despite our procedures, technologies and other information security measures, we cannot be certain that our information technology systems or the information technology systems of our third-party service providers are preventing, containing, or detecting, or will be able to prevent, contain or detect all cyberattacks, cyberterrorism, or security breaches. As evidenced by other retailers who have suffered serious security breaches, we may be vulnerable to data security breaches and data loss, including cyberattacks. A material breach of our security measures or our third-party service providers’ security measures, the misuse of our customer, employee, vendor and company data or information or our failure to comply with applicable privacy and information security laws and regulations could result in the exposure of sensitive data or information, attract a substantial amount of negative media attention, damage our customer or employee relationships and our reputation and brand, distract the attention of management from their other responsibilities, subject us to government enforcement actions, private litigation, penalties and costly response measures, and result in lost sales and a reduction in the market value of our common shares. While we have taken action to mitigate our financial risk, in the event we experience a material data or information security breach, our protection may not be sufficient to cover the impact to our business.

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

Our customers expect a positive shopping experience, which is driven by a high level of customer service from our associates and a quality presentation of our merchandise. Additionally, our customers expect merchandise to be in stock in our stores and online, which is partially driven by the timely delivery of merchandise from our distribution centers to our stores. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of highly qualified associates, while also controlling labor costs. We compete with other retail businesses for many of our associates and many of our store and distribution center positions have historically had high turnover rates, which can increase training and retention costs. In addition, our ability to control labor costs is subject to numerous external factors, including prevailing wage rates, the impact of federal, state, or local minimum wage legislation, the impact of legislation or regulations governing labor relations or benefits, and health insurance costs.

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

Regulatory and Legal Liability Risks

Changes in federal or state legislation and regulations, including the effects of legislation and regulations on product safety and hazardous materials, could increase our cost of doing business and adversely affect our operating performance.

New federal or state legislation, including new product safety and hazardous material laws and regulations, may negatively impact our operations, increase our cost of doing business and adversely affect our operating performance. Changes in product safety legislation or regulations may lead to product recalls and the disposal or write-off of merchandise, as well as fines or penalties and reputational damage. If our merchandise and food products do not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales, increased costs, reputational damage, and increased legal risk.

In addition, if we discard or dispose of our merchandise, particularly merchandise which is non-salable, inconsistently with applicable waste management standards, we could expose ourselves to certain fines and litigation costs related to hazardous material regulations. Our inability to comply on a timely basis with regulatory requirements, execute product recalls in a timely manner, or consistently implement waste management standards, could result in fines or penalties which could have a material adverse effect on our financial results. In addition, negative customer perceptions regarding the safety of the products we sell could cause us to lose market share to our competitors. If this occurs, it may be difficult for us to regain lost sales.

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

Financial Risks

If we are unable to comply with the terms of the 2021 Credit Agreement, our capital resources, financial condition, results of operations, and liquidity may be materially adversely effected.

We may need to borrow funds under our $600 million five-year unsecured credit facility (“2021 Credit Agreement”) from time to time, depending on operating or other cash flow requirements. The 2021 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of a leverage ratio and a fixed charge coverage ratio. Additionally, we are subject to cross-default provisions under the synthetic lease agreement (the “Synthetic Lease”) that we entered in connection with our distribution center in California. A violation of any of these covenants may permit the lenders to restrict our ability to borrow additional funds, provide letters of credit under the 2021 Credit Agreement and may require us to immediately repay any outstanding loans. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

A significant decline in our operating profit may impair our ability to realize the value of our long-lived assets.

We are required by accounting rules to periodically assess our property and equipment, operating lease right-of-use assets, and intangible assets for impairment and recognize an impairment loss, if necessary. In performing these assessments, we use our historical financial performance to determine whether we have potential impairments or valuation concerns and as evidence to support our assumptions about future financial performance. A significant decline in our financial performance could negatively affect the results of our assessments of the recoverability of our property and equipment, operating lease right-of-use assets, deferred tax assets, and our intangible assets and trigger the impairment of these assets. Impairment charges taken against property and equipment, operating lease right-of-use assets, and intangible assets could be material and could have a material adverse impact on our capital resources, financial condition, results of operations, and liquidity.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Retail Operations

All of our stores are located in the U.S., predominantly in strip shopping centers, and have an average store size of approximately 32,900 square feet, of which an average of 22,900 is selling square feet. For additional information about the properties in our retail operations, see the discussion under the caption “Real Estate” in “Item 1. Business” and under the caption “Operating Strategy - Real Estate” in MD&A in this Form 10-K.

The average capital expenditures invested to open a new store in a leased facility during 2021 was approximately $1.1 million, which includes the cost of construction and fixtures, excludes any landlord-provided funding, and reflects the benefit of lower capital expenditures at certain of our stores where construction was completed by our landlord. All of our stores are leased, except for the 50 stores we own in the following states:

State	Stores Owned
California	36
Colorado	3
Florida	3
Louisiana	1
Michigan	1
New Mexico	2
Ohio	1
Texas	3
Total	50

Additionally, we own two closed sites which we are not currently operating and one of those sites is available for sale. Since these owned sites are no longer operating as active stores, they have been excluded from our store counts at January 29, 2022.

Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. Some leases require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of approximately ten years with multiple five-year renewal options. Twenty store leases have sales termination clauses that allow us to exit the location at our option if we do not achieve certain sales volume results. An additional thirteen store leases have generic early termination clauses that allow us to exit the location upon providing sufficient notice to the landlord.

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. As stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The table includes leases for stores with more than one lease and leases for stores not yet open and excludes eight month-to-month leases and 50 owned locations.

Fiscal Year:	Expiring Leases	Leases Without Options
2022	184	48
2023	230	47
2024	197	29
2025	204	28
2026	240	42
Thereafter	322	17

Warehouse and Distribution

At January 29, 2022, we leased and operated approximately 9.0 million square feet of distribution center and warehouse space in five regional distribution facilities strategically located across the United States. The regional distribution centers utilize warehouse management technology, which we believe enables accurate and efficient processing of merchandise from vendors to our retail stores. The combined output of our regional distribution centers was approximately 2.4 million merchandise cartons per week in 2021. Certain vendors deliver merchandise directly to our stores when it supports our operational goal to deliver merchandise from our vendors to the sales floor in the most efficient manner. We operate an e-commerce fulfillment center out of our Columbus, OH warehouse. In recent years, to supplement our Columbus, OH e-commerce fulfillment center, we began fulfilling direct-ship e-commerce orders from 65 of our store locations, which we strategically selected based on geographic location, size, and other relevant factors.

Distribution centers and warehouse space, and the corresponding square footage of the regional distribution centers, by location at January 29, 2022, were as follows:

Location	Year Opened	Total Square Footage	Number of Stores Served
		(Square footage in thousands)
Columbus, OH	1989	3,559	331
Montgomery, AL	1996	1,411	317
Tremont, PA	2000	1,295	308
Durant, OK	2004	1,297	257
Apple Valley, CA	2019	1,416	218
Total		8,978	1,431

At January 29, 2022, we also leased two small-format forward distribution centers, which are operated by a third-party logistics service provider. The forward distribution centers divert processing and logistics for bulk goods from our regional distribution centers into the forward distribution centers, thereby increasing the efficiency of our regional distribution centers, which are designed to most efficiently process cartons as opposed to bulk goods. The locations and respective square footage of the forward distribution centers at January 29, 2022, were as follows:

Location	Year Opened	Total Square Footage
		(Square footage in thousands)
McDonough, GA	2021	485
Bethel, PA	2021	587
Total		1,072

In 2022, we intend to open two additional forward distribution centers and we will continue to evaluate whether we need to open additional forward distribution centers in the future to support our net store count and net sales growth targets over the next several years.

Corporate Office

We own a facility in Columbus, Ohio that serves as our corporate headquarters.

Item 3. Legal Proceedings

For information regarding certain legal proceedings to which we have been named a party or are subject, see Note 9 to the accompanying consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

Supplemental Item. Information about our Executive Officers

Our executive officers at March 29, 2022 were as follows:

Name	Age	Offices Held	Officer Since
Bruce K. Thorn	54	President and Chief Executive Officer	2018
Gene Eddie Burt	56	Executive Vice President, Chief Supply Chain Officer	2020
Andrej Mueller	45	Executive Vice President, Strategy and Chief Customer Officer	2019
Nicholas E. Padovano	58	Executive Vice President, Chief Stores Officer	2014
Jack A. Pestello	52	Executive Vice President, Chief Merchandising Officer	2020
Jonathan E. Ramsden	57	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	2019
Ronald A. Robins, Jr.	58	Executive Vice President, Chief Legal and Governance Officer, General Counsel and Corporate Secretary	2015
Michael A. Schlonsky	55	Executive Vice President, Chief Human Resources Officer	2000
Gurmeet Singh	53	Executive Vice President, Chief Technology Officer	2021

Bruce K. Thorn is our President and Chief Executive Officer. Before joining Big Lots in September 2018, he served as President and Chief Operating Officer of Tailored Brands, Inc., a leading specialty retailer of men’s tailored clothing and formalwear, from 2015 to 2018. Mr. Thorn also held various enterprise-level roles with PetSmart, Inc., most recently as Executive Vice President, Store Operations, Services and Supply Chain, as well as leadership positions with Gap, Inc., Cintas Corp, LESCO, Inc. and The United States Army. Mr. Thorn also serves on the board of directors of Caleres, Inc.

Gene Eddie Burt is responsible for our supply chain and logistics. He was promoted to Executive Vice President, Chief Supply Chain Officer in January 2021 after serving as our Senior Vice President, Supply Chain since joining us in March 2019. Prior to joining us, Mr. Burt served as the Executive Vice President of Merchandising and Supply Chain at GNC Holdings, a specialty nutrition retailer. Additionally, Mr. Burt spent eight years with PetSmart, Inc., in multiple Vice President and Senior Vice President roles focusing on distribution, transportation, supply chain, and real estate development. His experience also includes logistics and supply chain roles with Tuesday Morning Corporation and Home Depot, Inc. Mr. Burt also serves on the board of directors of Boot Barn Holdings, Inc.

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

Gurmeet Singh is responsible for technology development, technology platforms, technology infrastructure, and information security. Dr. Singh joined us in 2021 as Executive Vice President, Chief Technology Officer. Prior to joining us, Dr. Singh served at Al-Futtaim Group as President, Group Chief Digital Officer covering Digital, Technology and Data. Additionally, Dr. Singh previously served as Executive Vice President, Chief Digital, Information, and Marketing Officer for 7-Eleven Inc. and served in similar digital, technology and data roles at BCG, CapitalOne, Intuit Inc. and FedEx. Dr. Singh is also on the board of directors of Focus Brands, LLC.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.”

The following table sets forth information regarding our repurchase of common shares during the fourth fiscal quarter of 2021:

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2021 - November 27, 2021	4	$48.30	—	$—
November 28, 2021 - December 25, 2021	825	43.13	825	214,419
December 26, 2021 - January 29, 2022	1,239	44.41	1,239	159,425
Total	2,068	$43.91	2,064	$159,425

(1)     On December 1, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our common shares (“2021 Repurchase Authorization”). During the fourth quarter of 2021, we purchased 2.1 million of our common shares for $90.6 million under the 2021 Repurchase Authorization. The 2021 Repurchase Authorization has no scheduled termination date.

(2)     In November 2021 and December 2021, in connection with the vesting of certain outstanding restricted stock units, we acquired 4,072 and 290 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

At the close of trading on the NYSE on March 25, 2022, there were approximately 867 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal years ended January 29, 2022, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended February 3, 2018, February 2, 2019, February 1, 2020, January 30, 2021 and January 29, 2022. The graph and table assume that $100 was invested on January 28, 2017, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
1/28/17
2/03/18
2/02/19
2/01/20
1/30/21
1/29/22
Big Lots, Inc.
S&P 500 Index
S&P 500 Retailing Index

	Indexed Returns
	Years Ended
	Base Period
	January	January	January	January	January	January
Company / Index	2017	2018	2019	2020	2021	2022
Big Lots, Inc.	$100.00	$121.05	$67.72	$61.04	$141.38	$96.56
S&P 500 Index	100.00	122.83	122.76	149.23	174.97	211.72
S&P 500 Retailing Index	$100.00	$141.30	$152.92	$184.44	$260.77	$276.14
Item 6. [Reserved]

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

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal years 2021, 2020, and 2019 were comprised of 52 weeks. Fiscal year 2022 will also be comprised of 52 weeks.

Operating Results Summary

The following are the results from 2021 that we believe are key indicators of our financial condition and results of operations when compared to 2020.

•Net sales decreased $48.6 million, or 0.8%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce operations, decreased $152.2 million, or 2.5%.
•Gross margin dollars decreased $100.4 million and gross margin rate decreased 130 basis points to 39.0% of net sales.
•Selling and administrative expenses increased $49.1 million, which included $5.0 million of store asset impairment charges. As a percentage of net sales, selling and administrative expenses increased 110 basis points to 32.8% of net sales.
•Operating profit decreased $616.7 million to $239.8 million.
•Diluted earnings per share decreased 66.9% to $5.33 per share, compared to $16.11 per share in 2020.
•In 2020 we recorded a pre-tax gain on sale of distribution centers of $463.1 million and consulting and other expenses of $4.0 million related to the sale and leaseback of our four owned distribution centers. The absence of the gain on sale of distribution centers and associated consulting and other expenses decreased our operating profit in 2021 by $459.1 million and decreased our diluted earnings per share by approximately $8.75 per share.
•Our return on invested capital decreased to 14.9% from 48.4%.
•Inventory of $1,237.8 million represented a $297.5 million increase, or 31.6%, from 2020.
•We acquired a total of 7.7 million of our outstanding common shares for $417.7 million under our share repurchase authorizations in 2021 compared to 3.8 million of our outstanding common shares for $172.8 million under share repurchase authorizations in 2020.
•We declared and paid four quarterly cash dividends in the amount of $0.30 per common share, for a total paid amount of $41.7 million.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	61.0	59.7	60.3
Gross margin	39.0	40.3	39.7
Selling and administrative expenses	32.8	31.7	34.3
Depreciation expense	2.3	2.2	2.5
Gain on sale of distribution centers	0.0	(7.5)	(3.4)
Operating profit	3.9	13.8	6.3
Interest expense	(0.2)	(0.2)	(0.3)
Other income (expense)	0.0	(0.0)	(0.0)
Income before income taxes	3.8	13.6	6.0
Income tax expense	0.9	3.5	1.4
Net income	2.9%	10.1%	4.6%

See the discussion below under the caption “2021 Compared To 2020” for additional details regarding the specific components of our operating results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended January 30, 2021 for a comparison of our operating results for 2020 to our operating results for 2019, which was filed with the SEC on March 30, 2021.

In 2021, we recognized non-cash store asset impairments of $5.0 million related to underperforming stores in our chain, which included impairments of both operating lease right-of-use assets and property and equipment. The store asset impairment charges decreased our operating profit by $5.0 million and decreased our diluted earnings per share by approximately $0.11 per share. See Note 2 and Note 5 to the accompanying consolidated financial statements for additional information on the store asset impairment charges.

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

In 2019, our cost of sales included a $6.0 million charge for impairment of inventory in our greeting cards department, which we chose to exit in the first quarter of 2019. Additionally, our selling and administrative expenses included $38.3 million of costs associated with our transformational restructuring initiative, which we refer to as “Operation North Star,” announced in the first quarter of 2019 and $7.3 million in estimated costs associated with employee wage and hour claims brought against us in the state of California. We also recognized a gain on sale of distribution center of $178.5 million related to the sale of our Rancho Cucamonga, CA distribution center which increased our 2019 operating profit by $178.5 million and increased our diluted earnings per share by approximately $3.47 per share. See Note 10 to the accompanying consolidated financial statements for additional information on this sale transaction.

Operating Strategy

In 2019, the Company completed a comprehensive review of its operating strategy. The outcome of the review was a multi-year plan for a strategic transformation, which we refer to as “Operation North Star.” While the core objectives of Operation North Star have remained the same, Operation North Star continues to evolve as our business progresses.

Operation North Star
Operation North Star has three primary objectives:
•Drive profitable long-term growth;
•Fund the journey; and
•Create long-term shareholder value.

Drive profitable long-term growth
The “drive profitable long-term growth” objective of Operation North Star is focused on growing our net sales, which includes:
•Growing our store count by:
◦Adding at least 50 net new stores in 2022;
◦Accelerating annual net new store growth beyond 2022 to 80 or more per year; and
◦Reducing store closures through our store intervention program for underperforming stores.
•Increasing our sales productivity by:
◦Optimizing our assortments through category discipline and space planning;
◦Introducing a new Furniture associate program, which we refer to as NextGen Furniture Sales, to accelerate Furniture net sales growth;
◦Growing Furniture net sales with modern Broyhill® brand assortments;
◦Winning with year-round Seasonal assortments;
◦Expanding our rapidly-growing apparel offering;
◦Growing our own brands, especially our Broyhill® and Real Living® brands; and
◦Driving our merchandising innovation pipeline by responsibly investing in store presentation initiatives, including “The Lot,” the “Queue Line,” and Project Refresh (described below).
•Accelerating our e-commerce sales by:
◦Removing friction points to provide an easier shopping experience;
◦Increasing website personalization with product recommendations;
◦Accelerating supplier direct fulfillment and extending our assortment;

◦Growing site traffic through targeted marketing and brand growth; and
◦Improving shipping options to include nationwide same-day and two-day delivery options.

•Activating our brand and growing our customer base by:
◦Creating a community of bargain hunters and treasure seekers;
◦Driving incremental visits from new and existing customers;
◦Increasing brand awareness, brand consideration, and customers; and
◦Driving personalized marketing based on our customer data platform.
Fund the journey
The “fund the journey” objective of Operation North Star is focused on reducing costs so we can invest these savings generated by the cost reduction initiatives in the growth areas of our business. Our initiatives include:
•Expanding our gross margin rate;
•Increasing store efficiency and productivity;
•Increasing organizational efficiency;
•Encouraging a culture of frugality; and
•Continuously analyzing our purchasing habits and vendor agreements to ensure we are maximizing our buying power and making cost-effective decisions.

Create long-term shareholder value
The “create long-term shareholder value” objective represents the culmination of our “drive profitable long-term growth” and “fund the journey” objectives. If we effectively execute the first two objectives of Operation North Star, we believe that we will deliver value to our shareholders through earnings growth over time. We continue to optimize our capital allocation to support Operation North Star initiatives while returning capital to our shareholders though share repurchases and dividends, when appropriate.

Enablers
In recognition of the importance of having the appropriate technology and processes in place to achieve our “drive profitable long-term growth” and “fund the journey” objectives, we have established several enabler work streams with the following objectives:
•Improve our customer experience;
•Improve and scale our supply chain capabilities;
•Upgrade and enhance our data and technology foundation; and
•Elevate our talent acquisition and performance management.

Operation North Star Progress
In 2021, we successfully completed the following under our Operation North Star strategy:
•Grew our Broyhill® brand offerings to account for over $700 million of net sales in 2021;
•Increased our net store count by 23 stores, which is our third consecutive year of net store growth;
•Expanded our presentation initiatives, The Lot and Queue Line, to nearly all stores in our chain;
•Implemented a space planning tool, which improved our merchandising analytics and insights;
•Launched Project Refresh, a multi-year store investment to update the shopping experience and appearance of our older stores in a cost efficient manner, with approximately 50 stores completed in 2021;
•Opened two small-format forward distribution centers to expand our supply chain capabilities;
•Launched a new transportation management system for outbound shipments;
•Achieved an 82% favorable associate engagement rate, which exceeds our retail industry benchmark;
•Expanded our accepted payment methods to include Apple Pay, Google Pay, PayPal, and Pay in 4;
•Expanded our e-commerce distribution network by implementing ship-from-store capabilities in 18 additional stores;
•Invested in e-commerce analytics tools, which improved our testing capabilities and customer insights; and
•Returned approximately $460 million to shareholders in the form of share repurchases and dividends.

Next Steps
In 2022, we plan to implement the following initiatives to achieve our Operation North Star goals:
•Grow our store count by at least 50 net new stores;
•Execute Project Refresh remodels in approximately 200 additional stores;
•Implement our NextGen Furniture Sales model in approximately 500 additional stores, which is intended to enhance staffing and incentive compensation to grow Furniture sales;
•Implement a new “Lots under $5” presentation initiative, which will provide incremental assortment at a highly-attractive price point;

•Expand shrink reduction programs, including cart locking systems and apparel tagging;
•Open two additional forward distribution centers and assess the need for additional forward distribution centers;
•Launch a multi-year project to overhaul our order management system to enable future growth opportunities;
•Implement buy online, ship to store capabilities; and
•Enhance e-commerce supply chain with last mile carrier capabilities and an improved ship from store network.

Merchandising

We focus our merchandising strategy on (1) the bargain hunt, by seeking to deliver unmatched value in all of our merchandise categories; (2) the treasure hunt, by seeking to surprise and delight our customers with our unique product assortment; and (3) convenience, by seeking to offer a reliable assortment of simple to shop essentials. In 2021, we introduced the concept of “Big Buys” to our merchandising strategy. Big Buys include closeouts and other one-time product offerings that fit into the bargain hunt facet of our merchandising strategy.

One of the focuses of Operation North Star is driving growth in our own brands, particularly the Broyhill® brand, an iconic brand that we acquired in 2018. We launched the Broyhill® brand of product offerings in late 2019 with initial product offerings in our Furniture, Seasonal, Soft Home, and Hard Home merchandise categories. We expanded the Broyhill® line in 2021 to also include housewares and kitchen textiles. Available both in-store and online, we believe the Broyhill® assortment strengthens our Home assortment with a high-quality product offering at a value-based price that customers find attractive. Our Broyhill®-related net sales exceeded $700 million in 2021 compared to over $400 million in 2020. In 2022, we intend to focus on improving the availability of Broyhill® merchandise, which was negatively impacted by global supply chain issues in 2021 that, in turn, negatively impacted the growth of our Broyhill®-related net sales.

We believe our merchandising strategies for Furniture, Seasonal, and Soft Home position us to surprise and delight our customers with our home product offerings:

•Our Furniture category primarily focuses on being a destination for our core customer’s home furnishing needs, such as upholstery, mattresses, case goods, and ready-to-assemble. In Furniture, we believe our competitive advantage is attributable to our sourcing relationships, our in-store availability, our delivery options, and everyday value offerings. A significant majority of our offerings in this category consist of replenishable products sold under our own brands or sourced from recognized brand-name manufacturers. Within our own brands portfolio, the Broyhill® branded product offerings feature elevated quality and value, which continues to attract new furniture customers as well as provide existing customers with an incentive to step up to the higher-end offering. Our long-standing relationships with brand-name manufacturers, most notably in our mattresses and upholstery departments, allow us to work directly with the manufacturers to create product offerings exclusively for us, which enables us to provide a high-quality product at a competitive price. Additionally, we believe our “buy today, take home today” practice of carrying in-stock inventory of our core furniture offerings, which allows our customer to take home their purchase at the end of their shopping experience, positively differentiates us from our competition. As an omnichannel retailer, we also encourage our customer to shop and buy our products online anytime and anywhere, and we invite customers into our stores to touch and feel the quality and comfort of our products. Additionally, customers can have furniture delivered to their door same-day through PICKUP®, our national delivery partner. We believe that offering a focused assortment, which is displayed in furniture vignettes, provides customers a solution for decorating their home when combined with our home décor offerings. Supplementing our merchandising and presentation strategies, we provide multiple third-party financing options for our customers, including options for those who may be more challenged for approval in traditional credit channels. Our financing partners are solely responsible for the credit approval decisions and carry the financial risk.

•Our Seasonal category strengthens our home offerings with our patio furniture, gazebos, Christmas trim, and other holiday departments. We believe we have a competitive advantage in this category by offering trend-right products with a strong value proposition in our own brands. Our stores focus on displaying assembled seasonal product to showcase our quality and value, with boxed stock located nearby, so it is easy for our customers to purchase and take home. Much of this merchandise is sourced on an import basis, which allows us to maintain our competitive pricing. Additionally, our Seasonal category offers surprise and delight through a mix of departments and products that meet our customer’s outdoor experience and holiday decorating desires. We continually work with our vendors to expand the product assortment in our Seasonal category to respond to our customers’ evolving wants and needs.

•Our Soft Home category complements our Furniture and Seasonal categories in making our stores a destination for a broader range of home needs. Over the past several years, we have enhanced our assortment in Soft Home by allocating more selling space to the category to support a wider range of replenishable, fashion-based products. We have also grown our assortments of closeouts in Soft Home to bring exceptional value and unique finds to our customers. We believe that we have a competitive advantage in Soft Home as a result of our trend-right, focused assortment with improved quality and perceived value, and our ability to furnish our customers' homes with décor that complements an in-store furniture purchase. We have worked to develop a “solutions” approach to complete a room through our cross-merchandising efforts, particularly color palette coordination, when combining our Soft Home offerings with our Furniture and Seasonal categories. We believe that this approach helps our customers envision how the product can work in their homes and enhances our brand image.

We believe the Food, Consumables, Hard Home, and Apparel, Electronics, & Other are categories where we offer convenience and exceptional value:

•Our Food and Consumables categories focus primarily on providing everyday essentials with a consistent and convenient assortment and exceptional value through Big Buys, closeouts, and opening price point offerings. We believe we possess a competitive advantage in the Food and Consumables categories based on our sourcing capabilities for closeout merchandise. Manufacturers and vendors have closeout merchandise for a variety of different reasons, including other retailers canceling orders or going out of business, production overruns, or marketing or packaging changes. We believe our vendor relationships, along with our size and financial strength, afford us the opportunity to consistently source and deliver Big Buys. To supplement our closeout business, we have focused on improving and expanding our brand name, “never out” product assortment to offer more consistency in those convenience areas where our customers desire consistently available everyday product offerings, such as over-the-counter medications. We believe that we have added top brands to our “never out” programs in Consumables and that our assortment and value proposition will continue to differentiate us in this highly competitive industry. In 2020, we reallocated space from the Food category to the Consumables category through our “Pantry Optimization” initiative, which right-sized our food assortment, including reducing our refrigerated foods, and allowed us to expand the “never out” Consumables assortment that our customer considers an every day essential. In 2021, we focused on providing surprise and delight by expanding our holiday Food and Consumables assortments, as well as launching a one dollar opening price point program, which we promoted as “Onederland.”

•We believe that our Hard Home and Apparel, Electronics, & Other categories serve as convenient adjacencies to our other merchandise categories. Over the past several years, with the exception of apparel, we have intentionally narrowed our assortments in these categories and reallocated space from these categories to our home products categories. These categories focus on value, and savings in comparison to competitors, in areas such as food prep, table top, home maintenance, small appliances, and electronics. In 2021, following a successful test and expansion in 2020, we rolled out apparel to the full chain and tested a successful presentation concept at the front of the store. In 2022, we continue to test and learn in our apparel presentation with a focus on sourcing closeouts and delivering Big Buys.

Our merchandising management team is aligned with our merchandise categories, and their primary goal is to increase our total company comparable sales (“comp” or “comps”), which includes stores open at least fifteen months, plus our e-commerce operations. Our review of the performance of the members of our merchandise management team focuses on comps by merchandise category, as we believe it is the key metric that will drive our long-term net sales. By focusing on strengthening our home product offerings, and managing our convenience categories, we believe our merchandise management team can effectively address the changing shopping behaviors of our customers and implement more focused offerings within each merchandise category, which we believe will lead to long-term comp growth.

Marketing

See the “Advertising and Marketing” discussion in Item 1. Business for a discussion on our Marketing strategy.

Shopping Experience

One of the core objectives of Operation North Star is to drive our merchandising innovation pipeline by responsibly investing in store presentation initiatives that create an easy shopping experience for our customers.

We have implemented a presentation solution called “The Lot” in nearly all of our stores over the past two years. We designed The Lot to display items from various merchandise categories placed in vignettes to promote life’s occasions, such as Fall tailgating. The Lot offers a treasure hunt by surprising and delighting our customers with the breadth and value of products that we offer in one convenient experience. The continually rotating product assortment offered by The Lot provides us with a unique testing ground for new products at varying price points that we have not historically offered.

We have also implemented a streamlined checkout experience in nearly all of our stores called the “Queue Line,” which features a reconfigured checkout design. The Queue Line both enhances the customer experience and builds a bigger basket as our customers walk by new and expanded convenience offerings as they check out. The Queue Line’s smaller overall footprint compared to our previous checkout configuration also creates additional selling space for our Furniture merchandise category.

In 2022, we will introduce a supplement to The Lot and Queue Line called “Lots Under $5,” which will sit in the front of our stores and is comprised of items priced less than $5 each that we expect will appeal to our bargain hunt and treasure hunt shoppers.

In 2021, we launched a multi-year project called Project Refresh, which is intended to make cosmetic improvements to older stores in our fleet and align branding across our stores. The investment for a Project Refresh remodel is expected to be less than $150,000 per store and includes updated exterior signage, vestibules, flooring, bathrooms, interior wall graphics, and paint. We completed approximately 50 Project Refresh remodels in 2021 in a successful test and we expect to remodel an additional 200 stores under Project Refresh in 2022. We expect to complete Project Refresh remodels in approximately 800 of our stores over the next several years, including the 50 completed in 2021 and the 200 planned in 2022.

In addition to our efforts to improve our in-store shopping experience, Operation North Star focuses on improving our e-commerce shopping experience and growing e-commerce net sales by removing barriers, creating a fun and easy experience, and expanding the items available for purchase online. Over the last few years, we have increased our “extended aisle” assortments on our e-commerce platform, which offer additional fabric and color options on products in our Furniture and Seasonal categories, including items only available online. In 2019, we launched our buy online, pick up in store (“BOPIS”) program nationwide, which has nearly doubled our merchandise offerings available online. Following the launch of our BOPIS program, we launched curbside pickup to supplement our BOPIS service, reduced shipping times by expanding our distribution network to include ship-from-store capabilities at 65 stores around the country, and introduced same-day delivery of all items available in our stores through our partnerships with Instacart® and PICKUP®. In 2021, we launched new payment types on our website including Apple Pay, Google Pay, PayPal, and “Pay in 4”. In 2022, we plan to further enhance our e-commerce shopping experience by removing friction at checkout, enhancing personalization with product recommendations, expanding our online product assortment, accelerating our use of supplier direct fulfillment, and implementing buy online, ship to store fulfillment capabilities.

Lastly, we continue to offer a private label credit card and our Easy Leasing lease-to-own solutions for customer financing, as well as protection plans on merchandise across stores and online. Our private label credit card provides access to revolving credit, through a third party, for use on both larger ticket items and daily purchases. Our Easy Leasing lease-to-own program provides a single use opportunity for access to third-party financing. Our protection plan program provides a method for obtaining multi-year warranty coverage for furniture, seasonal, mattresses, small appliances, large area rugs, and electronics purchased in-store or online.

Real Estate

Real estate development is a critical component of our Operation North Star strategy, which includes our objective of growing our store count. The following table compares the number of our stores in operation at the end of each of the last five fiscal years, and the associated square footage:

(In thousands, except store counts and average store size)	2021	2020	2019	2018	2017
Stores open at end of the fiscal year	1,431	1,408	1,404	1,401	1,416
Total gross square footage	47,120	46,008	45,453	44,500	44,638
Total selling square footage	32,736	32,016	31,705	31,217	31,399
Average store size - selling square feet	22,876	22,739	22,582	22,282	22,174

In 2021, we grew our net store count by 23 stores, which marks our third consecutive year of net store growth. Additionally, the average size of stores that we have opened or relocated over the past several years exceeds our existing average. As a result, our overall average selling square footage has increased. In 2022, we expect to open at least 50 net new stores. Looking beyond 2022, we anticipate accelerating our net new store growth to 80 or more stores per year. Our real estate team has identified more than 500 location opportunities in markets across the U.S. where we believe we can successfully open stores. Over the next several years, we plan to actively pursue those locations with the goal of significantly increasing our net sales and operating profit. Our new store selection process includes a thorough review of proforma estimated results prior to entering a lease to help ensure the economic quality of our store openings, as well as a post-opening review that we use to improve our proforma development.

Part of our plan to grow net store count includes reducing our store closures. To reduce store closures, we have organized and implemented a store intervention program over the last two years that assesses underperforming stores. The store intervention program reviews various store performance metrics to identify underperforming stores for review, develops action plans for improvement, and then works with various business leaders and teams to implement the action plans. Action plans most often include changes in merchandising, marketing, staffing, and training, but can also include working with landlords and/or local officials to renegotiate rents or improve conditions surrounding the store, such as ingress/egress issues that have materialized since the store opened.

As discussed in “Item 2. Properties,” of this Form 10-K, we have 184 store leases that will expire in 2022. The majority of our 2022 closings will result from relocation of stores to improved locations within the same local market, with the balance of closings resulting from a lack of renewal options or from our belief that a location’s sales and operating profit volume are not strong enough to warrant additional investment in the location. As part of our evaluation of potential store closings, we consider our ability to transfer sales from a closing store to other nearby locations and generate a better overall financial result for the geographic market.

2021 COMPARED TO 2020

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comps in 2021 compared to 2020 were as follows:

(In thousands)	2021		2020		Change		Comps
Furniture	$1,684,393	27.4%	$1,736,932	28.0%	$(52,539)	(3.0)%	(5.2)%
Seasonal	954,165	15.5	815,378	13.2	138,787	17.0	15.3
Soft Home	822,559	13.4	887,743	14.3	(65,184)	(7.3)	(9.0)
Food	746,415	12.1	823,420	13.3	(77,005)	(9.4)	(10.7)
Hard Home	675,041	11.0	700,186	11.3	(25,145)	(3.6)	(4.9)
Consumables	665,732	10.8	737,630	11.9	(71,898)	(9.7)	(10.8)
Apparel, Electronics, & Other	602,298	9.8	497,897	8.0	104,401	21.0	19.0
Net sales	$6,150,603	100.0%	$6,199,186	100.0%	$(48,583)	(0.8)%	(2.5)%

We periodically assess and make minor adjustments to our product hierarchy, which can impact the roll-up of our merchandise categories. In 2021, we realigned our merchandise categories and renamed our Electronics, Toys, & Accessories merchandise category as Apparel, Electronics, & Other. See the reclassifications discussion in Note 1 to the accompanying consolidated financial statements for additional information. In order to provide comparative results, we have reclassified our net sales into the revised merchandise category alignment for all periods presented.

Net sales decreased $48.6 million, or 0.8%, to $6,150.6 million in 2021, compared to $6,199.2 million in 2020. The decrease in net sales was primarily driven by an overall comp decrease of 2.5%, which decreased net sales by $152.2 million. This decrease was partially offset by a $103.6 million increase in net sales from our non-comparable stores, driven by the net increase of 23 stores in 2021 and increased net sales in our new and relocated stores compared to our closed stores. Our comps and net sales decreased in 2021 in comparison to 2020 primarily due to a decreased impact of nesting trends and government stimulus funds on consumer behavior, and the negative impact of global and domestic supply chain constraints in 2021.

Net sales and comps in all of our merchandise categories were negatively impacted by global and domestic supply chain issues in 2021. These supply chain challenges impacted both imported products and domestically-sourced products, as our domestic vendors have faced similar supply chain challenges in sourcing raw materials. Domestically, our supply chain has also been impacted by labor challenges in certain of our distribution centers, with the majority of the impact in the northeast U.S. In response to labor challenges in our distribution centers, we increased wages and implemented attendance and retention programs to improve overall productivity. In the third quarter of 2021, we opened two small-format forward distribution centers (“FDCs”), which are designed to process bulky and full-pallet shipments, which have begun to relieve pressure from our regional distribution centers most impacted by labor challenges.

Our Seasonal category experienced increased comps and net sales in 2021 due to an increase in demand for our Seasonal category which we believe was initially driven by government stimulus and unemployment funds in the first quarter of 2021, together with the continuation of similar nesting trends to those we experienced in 2020 as a result of customers investing more time and discretionary funds in their home. Nesting trends in 2021 were skewed toward patio furniture, outdoor products, and seasonal decor, which drove increased net sales and comps in the lawn & garden and summer departments of our Seasonal merchandise category. Nesting trends abated in the second quarter of 2021 as COVID-19 vaccines became widely available and more consumers began traveling or spending more time outside their home compared to 2020. Despite the decrease in overall nesting behaviors, our Seasonal category continued to benefit from high demand in the third quarter of 2021 for outdoor furniture and seasonal decor late into the summer season and fall, which we were able to meet with higher inventory levels compared to 2020. The positive Seasonal trends continued into the fourth quarter as we experienced an increase in net sales and comps in our Christmas department, which was primarily driven by increased inventory levels in our Christmas products in 2021 compared to 2020. During the early phases of the COVID-19 pandemic in 2020, we intentionally reduced our Christmas inventory purchases due to demand uncertainty, which led to lower Christmas inventory levels in the fourth quarter of 2020. Despite the increased performance of our Seasonal category in 2021 compared to 2020, the Seasonal category was challenged by global and domestic supply chain issues throughout 2021 (discussed above), which resulted in delayed receipts of seasonally-sensitive merchandise.

Our Apparel, Electronics, & Other category also experienced increased comps and net sales in 2021 driven by our strategic initiatives, particularly The Lot and Queue Line, the product assortments of which fall into the Apparel, Electronics, & Other category. We believe our product assortment in the Apparel, Electronics, & Other category is aligned with customer demand and that this category is a significant growth opportunity for us.

Our Furniture, Soft Home, and Hard Home categories experienced decreased net sales and comps in 2021 compared to 2020. While these categories benefited from government stimulus funds released in the first quarter of 2021, decreased nesting trends and supply chain impacts caused the decline in net sales and comps in the balance of 2021 compared to 2020. In the second half of 2021, our Furniture, Soft Home, and Hard Home categories were significantly impacted by out-of-stocks and low inventory levels in certain historically popular items due to global and domestic supply chain constraints. In particular, temporary factory shutdowns were a significant contributor to out-of-stocks that drove the decrease in our Furniture net sales and comps in 2021 compared to 2020. While our customers continue to respond well to our Broyhill® branded products and we grew our net sales and comps in the Broyhill® brand, these higher-price point items were impacted by supply chain challenges and low inventory levels.

Our Food and Consumables categories experienced decreases in net sales and comps in 2021 compared to 2020, due to a decrease in demand for essential products (which we define as food, consumables, health products, and pet supplies) and lower availability of name-brand product and closeout merchandise. Demand for essential products surged in the first quarter of 2020 as customers stocked up on these products at the onset of the COVID-19 pandemic. Our customers did not stock up on these products to the same extent in 2021. Due to the aforementioned supply chain challenges, the availability of name-brand merchandise that drives our Food and Consumables net sales and comps was limited and there were fewer closeout opportunities. In addition, we reallocated linear square footage from our Food category to our Consumables category in the third quarter of 2020 as part of our Pantry Optimization initiative. We continue to refine and adjust our Food and Consumables assortments to provide convenience and consistency to our customers.

Gross Margin
Gross margin dollars decreased $100.4 million, or 4.0%, to $2,397.0 million in 2021, compared to $2,497.4 million in 2020. The decrease in gross margin dollars was primarily due to a decrease in gross margin rate, which decreased gross margin dollars by $80.8 million, and a decrease in net sales, which decreased gross margin dollars by $19.6 million. Gross margin as a percentage of net sales decreased approximately 130 basis points to 39.0% in 2021 compared to 40.3% in 2020. The gross margin rate decrease was primarily due to higher inbound freight costs, a higher shrink rate, and a lower initial markup compared to 2020. The decrease was partially offset by lower markdowns. Freight costs increased primarily due to higher ocean carriage rates, domestic transportation rates, and fuel costs, and detention and demurrage charges resulting from delayed receipt of inventory related to supply chain constraints. The shrink rate increased as a result of an increase in theft in our stores and the decreased sales compared to 2020. The lower initial markup compared to 2020 was due primarily to the aforementioned increase in freight costs. The lower markdowns was driven by less promotional activity in 2021 compared to 2020.

Selling and Administrative Expenses
Selling and administrative expenses were $2,014.7 million in 2021, compared to $1,965.6 million in 2020. The increase of $49.1 million, or 2.5%, was primarily due to increases in distribution and transportation costs of $59.4 million, share-based compensation expense of $13.4 million, store occupancy costs of $9.4 million, and health benefit costs of $9.3 million, as well as store asset impairment charges of $5.0 million, partially offset by decreases in bonus expense of $26.2 million, store-related payroll of $13.7 million, and advertising expense of $5.1 million, as well as the absence of $4.0 million of sale and leaseback related expenses and $3.7 million of proxy contest-related costs. The increase in distribution and transportation costs was driven by higher transportation costs, higher labor costs in our regional distribution centers, higher inbound and outbound volume as we worked to increase our inventory levels from the end of 2020 to the end of 2021, rent on our leased distribution centers, four of which were sold and leased back in the second quarter of 2020, the addition of two FDCs, and the addition of “pop-up” bypass distribution centers in the fourth quarter of 2021, partially offset by the absence of a $2 per hour wage increase that was implemented for most of our non-exempt workforce beginning in March 2020 through June 2020 in the early stages of the COVID-19 pandemic. The increase in share-based compensation expense was primarily due to a higher grant date fair value on the 2019 performance share units for which the grant date was established in 2021 compared to the 2018 performance share units for which the grant date was established in 2020 and performance share units granted in 2020. Our store occupancy costs increased primarily due to an increased store count in 2021, new stores opened in the last twelve months, which have higher rents than the stores closed, and normal rent increases resulting from lease renewals. Health benefit expense increased driven by an increase in health benefit claims in 2021 compared to the 2020, as many medical providers postponed elective care procedures in 2020 during the height of the COVID-19 pandemic. The store asset impairment charges are comprised of operating lease right-of-use asset and property and equipment impairments for eight underperforming stores as a result of our store impairment review. The decrease in accrued bonus expense was driven by decreased performance in 2021 relative to our bonus targets as compared to our performance in 2020 relative to our bonus targets, as well as the absence of a one-time discretionary bonus granted in the second quarter of 2020 to recognize our non-exempt associates in our stores and distribution centers during the COVID-19 pandemic. The decrease in store-related payroll was primarily due to the absence of the aforementioned $2 per hour wage increase. Advertising expense decreased due to decreased investments in video media as we have taken a more targeted approach to our advertising spend. The sale and leaseback transaction-related expenses, which included consulting costs, were incurred in completing the sale and leaseback of our distribution centers in the second quarter of 2020. The proxy contest-related costs were comprised of legal, public relations, and advisory fees, and settlement costs incurred to resolve a proxy contest in the first quarter of 2020.

As a percentage of net sales, selling and administrative expenses increased by 110 basis points to 32.8% in 2021 compared to 31.7% in 2020.

Depreciation Expense
Depreciation expense increased $4.3 million to $142.6 million in 2021 compared to $138.3 million in 2020. The increase was primarily driven by investments in our strategic initiatives, new stores, and supply chain improvements, partially offset by a decrease resulting from the sale of four distribution centers in the second quarter of 2020.

Depreciation expense as a percentage of net sales increased by 10 basis points compared to 2020.

Gain on Sale of Distribution Centers
Gain on sale of distribution centers decreased $463.1 million to $0 in 2021. The gain on sale of distribution centers in 2020 was attributable to the sale and leaseback of our distribution centers in Durant, OK; Tremont, PA; Montgomery, AL; and Columbus, OH during the second quarter of 2020.

Operating Profit
Operating profit was $239.8 million in 2021 compared to $856.5 million in 2020. The decrease in operating profit was primarily driven by the items discussed in the “Net Sales,” “Gross Margin,” “Selling and Administrative Expenses,” “Depreciation Expense,” and “Gain on Sale of Distribution Centers” sections above. In summary, the decrease in operating profit was driven by the absence of a gain on the sale of distribution centers, a decrease in net sales and gross margin rate, and increases in selling and administrative expenses and depreciation expense.

Interest Expense
Interest expense decreased $1.7 million, to $9.3 million in 2021 compared to $11.0 million in 2020. The decrease in interest expense was driven by lower total average borrowings (including finance leases and the sale and leaseback financing liability). We had total average borrowings of $148.5 million in 2021 compared to total average borrowings of $257.6 million in 2020. The decrease in total average borrowings was driven by our repayment of all outstanding debt under our revolving credit facility following the sale and leaseback transactions completed in the second quarter of 2020, and our prepayment of our $70 million term note agreement (the “2019 Term Note”) in the second quarter of 2021, partially offset by the establishment of the financing liability in connection with the sale and leaseback transactions in the second quarter of 2020. In 2021, we experienced a higher average interest rate due to the higher rate on the sale and leaseback financing liability.

Other Income (Expense)
Other income (expense) was $1.3 million in 2021, compared to $(0.9) million in 2020. The change was primarily driven by gains on our diesel fuel derivatives in 2021 compared to losses on diesel fuel derivatives in 2020. The gains on diesel fuel derivatives in 2021 were partially offset by a $0.5 million loss on debt extinguishment recognized in 2021 related to the prepayment of the 2019 Term Note.

Income Taxes
Our effective income tax rate in 2021 and 2020 was 23.3% and 25.5%, respectively. The decrease in the effective income tax rate was primarily attributable to the net tax benefit associated with settlement of share-based payment awards during 2021, partially offset by an increase in nondeductible executive compensation compared to 2020.

Known Trends and 2022 Guidance
We continue to face significant challenges as the global supply chain works to recover from the factory and port shutdowns in 2021 and as domestic labor shortages persist. We are facing a highly competitive domestic labor market, which we expect to result in increased payroll expenses for our stores and distribution centers in 2022. Additionally, in late 2021 and early 2022, the U.S. economy experienced its highest inflationary period in decades, which has adversely impacted costs in our business and adversely impacted the buying power of our customers. However, the U.S. has started to resume more normal day-to-day life as COVID-19 cases have subsided, which we expect will result in improved traffic in our stores. We have incorporated the expected impact of these trends into our guidance below.

At March 3, 2022, excluding consideration of potential share repurchase activity, we expected the following in the first quarter of 2022 as compared to the first quarter of 2021:
•Comparable sales decrease in the low double digits;
•Gross margin rate decrease of approximately 50 bps;
•Selling and administrative expenses slightly above last year; and
•Diluted earnings per share in the range of $1.10 to $1.20.

Capital Resources and Liquidity
On September 22, 2021, we entered into the 2021 Credit Agreement, which provides for a $600 million five-year unsecured credit facility. The 2021 Credit Agreement expires on September 22, 2026. The 2021 Credit Agreement replaced the 2018 Credit Agreement, a $700 million five-year unsecured credit facility which we entered into on August 31, 2018 and was scheduled to expire on August 31, 2023, but was terminated concurrent with our entry into the 2021 Credit Agreement. The 2021 Credit Agreement includes a $50 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The 2021 Credit Agreement also contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2021 Credit Agreement. Under the 2021 Credit Agreement, we have the option to establish incremental term loans and/or increases in the revolving credit limits in an aggregate amount of up to $300 million, subject to the lenders agreeing to increase their commitments. Additionally, the 2021 Credit Agreement includes two options to extend the maturity date of the 2021 Credit Agreement by one year each, subject to each lender agreeing to extend the maturity date of its respective loans. The interest rates, pricing and fees under the 2021 Credit Agreement fluctuate based on our debt rating or leverage ratio, whichever results in more favorable pricing to us. The 2021 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR for loans denominated in U.S. dollars or the Euro Short Term Rate (€STR) for loans denominated in Euros. The 2021 Credit Agreement updated the LIBOR fallback language to implement fallback provisions, pursuant to which the interest rate on the loans will transition to an alternative rate upon the occurrence of certain LIBOR cessation events. Loans made under the 2021 Credit Agreement may be prepaid without penalty. The 2021 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the 2021 Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with any default on indebtedness that is greater than $50 million, including with respect to our synthetic lease for our distribution center in Apple Valley, CA, which was also amended concurrent with our entry into the 2021 Credit Agreement to conform to the covenants of the 2021 Credit Agreement. A violation of any of the covenants could result in a default under the 2021 Credit Agreement that would permit the lenders to restrict our ability to further access the 2021 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2021 Credit Agreement. At January 29, 2022 we were in compliance with the covenants of the 2021 Credit Agreement. At January 29, 2022, we had $3.5 million of borrowings outstanding under the 2021 Credit Agreement, and the borrowings available under the 2021 Credit Agreement were $594.1 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $2.4 million.

On August 7, 2019, we entered into the 2019 Term Note, a $70 million term note agreement, which was secured by the equipment at our Apple Valley, CA distribution center and carried a fixed interest rate of 3.3%. In light of our strong liquidity and market conditions at the time, we prepaid the remaining $44.3 million principal balance under the 2019 Term Note in the second quarter of 2021. In connection with the prepayment, we incurred a $0.4 million prepayment fee and recognized a $0.5 million loss on debt extinguishment in the second quarter of 2021.

The primary source of our liquidity is cash flows from operations and borrowings under our credit facility, as necessary. Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our cash provided by operations typically peaks in the fourth quarter of each fiscal year due to net sales generated during the holiday selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter as we build our inventory levels prior to the holiday selling season. We have historically funded those requirements with cash provided by operations and borrowings under our credit facility. We expect to periodically borrow under the 2021 Credit Agreement during 2022 to fund our cash requirements. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

At January 29, 2022 our material cash requirements, which are comprised of written purchase orders, cancellable and noncancellable contractual commitments, and other obligations, were $1,683.7 million for the upcoming fiscal year and $4,654.7 million in total. Excluding operating lease and finance lease obligations disclosed in the Note 5 to the accompanying consolidated financial statements, our material cash requirements at January 29, 2022 were $1,359.3 million for the upcoming fiscal year and $2,408.5 million in total. The material cash requirements disclosed above include merchandise purchase orders of $769.0 million. The cancellable and noncancellable contractual commitments include purchase commitments related to distribution and transportation, information technology, advertising, energy procurement, and store security, supply, and maintenance commitments. At January 29, 2022, our noncancellable commitments were immaterial.

In August 2020, our Board of Directors authorized the repurchase of up to $500 million of our common shares (“2020 Repurchase Authorization”). The 2020 Repurchase Authorization was exhausted in the third quarter of 2021. During 2021, we purchased 5.6 million of our common shares for $327.2 million under the 2020 Repurchase Authorization, at an average price of $58.48.

In December 2021, our Board of Directors authorized the 2021 Repurchase Authorization, which provides for the repurchase of $250 million of our common shares. Pursuant to the 2021 Repurchase Authorization, we are authorized to repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The 2021 Repurchase Authorization has no scheduled termination date. During 2021, we purchased 2.1 million of our common shares for $90.6 million under the 2021 Repurchase Authorization, at an average price of $43.90.

Common shares acquired through share repurchase authorizations are available to meet obligations under our equity compensation plans and for general corporate purposes.

In 2021, we declared and paid four quarterly cash dividends of $0.30 per common share for a total paid amount of $41.7 million. While the per-share cash dividends declared and paid in 2021 were consistent with the per-share cash dividends declared and paid in 2020, dividends declared decreased $6.5 million and dividends paid decreased $5.3 million to $41.5 million and $41.7 million, respectively, in 2021. The decrease in both was driven by a lower number of common shares outstanding as a result of our share repurchases.

On March 1, 2022, our Board declared a quarterly cash dividend of $0.30 per common share payable on April 1, 2022 to shareholders of record as of the close of business on March 18, 2022.

The following table compares the primary components of our cash flows from 2021 to 2020:

(In thousands)	2021	2020	Change
Net cash provided by operating activities	$193,762	$399,349	$(205,587)
Net cash (used in) provided by investing activities	(159,686)	452,987	(612,673)
Net cash used in financing activities	$(539,910)	$(345,501)	$(194,409)

Cash provided by operating activities decreased by $205.6 million to $193.8 million in 2021 compared to $399.3 million in 2020. The decrease was primarily driven by the combined increase in cash outflows from inventories and decrease in accounts payable, which were driven by increased inventory levels at the end of 2021 compared to 2020, an increase in cash outflows from current income taxes, driven by the payment of taxes on the sale of our distribution centers since the end of 2020, and an increase in cash outflows from current liabilities, which was driven by bonus accruals and payment of FICA taxes that were deferred under the CARES Act of 2020. These decreases were partially offset by an increase in net income after accounting for non-cash activities such as non-cash share-based compensation expense, non-cash lease expense, and the add-back for (loss) gain on disposition of equipment and property.

Cash (used in) provided by investing activities decreased $612.7 million to cash used in investing activities of $159.7 million in 2021 compared to cash provided by investing activities of $453.0 million in 2020. The decrease was driven by the decrease in cash proceeds from sale of property and equipment, due to the sale and leaseback transactions completed in the second quarter of 2020, as well as an increase in capital expenditures.

Cash used in financing activities increased by $194.4 million to $539.9 million in 2021 compared to $345.5 million in cash used in financing activities in 2020. The increase was driven by the repurchase of a total of $417.7 million of our common shares under share repurchase authorizations during 2021 compared to the repurchase of $172.8 million of our common shares under share repurchase authorizations during 2020. Additionally, the increase was driven by the absence of financing proceeds from sale and leaseback transactions completed in the second quarter of 2020. The increase was partially offset by a decrease in net repayments of long-term debt due to the repayment of all outstanding borrowings under the 2018 Credit Agreement in 2020 compared to repayment of all outstanding borrowings under the 2019 Term Note in 2021, which carried a lower balance at the time of repayment compared to the 2018 Credit Agreement at the time of repayment.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund our cash requirements, including ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

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

The allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on both our current year and historical inventory results. Independent physical inventory counts are typically taken at each store once a year. During calendar 2021, the majority of physical counts occurred between January and June and we expect a similar cadence to physical counts during calendar 2022. As physical inventories are completed, actual results are recorded and new go-forward allowance for shrinkage rates are established based on historical results at the individual store level. Thus, the allowance for shrinkage rates is adjusted throughout the January to June inventory cycle based on actual results. The allowance for shrinkage at January 29, 2022 and January 30, 2021 was $53.7 million and $40.7 million, respectively. The increase of $13.0 million was driven by a higher estimated shrinkage rate for 2021 compared to 2020, partially offset by lower aggregate sales since the last physical inventory count for each store. At January 29, 2022, a 10% difference in our shrink accrual would have affected gross margin, operating profit and income before income taxes by approximately $5.4 million. While it is not possible to quantify the impact from each cause of shrinkage, we have asset protection programs and policies aimed at minimizing shrinkage.

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposures in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. Our insurance and insurance-related reserves at January 29, 2022 and January 30, 2021 were $99.3 million and $92.1 million, respectively. The increase of $7.2 million was driven by workers' compensation reserves due to rising medical costs and our reserve for self-insured matters that have exceeded stop-loss thresholds, for which we carry an equal receivable from our stop-loss insurers. A 10% change in our self-insured liabilities at January 29, 2022 would have affected selling and administrative expenses, operating profit, and income before income taxes by approximately $8.2 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates on investments and on borrowings under the 2021 Credit Agreement that we make from time to time. We had $3.5 million in borrowings under the 2021 Credit Agreement at January 29, 2022. An increase of 1% in our variable interest rate on our investments and estimated future borrowings would not materially affect our financial condition, results of operations, or liquidity.

Risks Associated with Derivative Instruments
We are subject to market risk from exposure to changes in our derivative instruments, associated with diesel fuel. At January 29, 2022, we had outstanding derivative instruments, in the form of collars, covering 1.2 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2022	1,200	1,200	$856
Total	1,200	1,200	$856

Additionally, at January 29, 2022, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Big Lots, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the “Company”) as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2022, of the Company and our report dated March 29, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 29, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Big Lots, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Measurement of Inventory Valuation Reserves - Refer to Note 1 to the financial statements

Critical Audit Matter Description

Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. The average cost retail inventory method requires management to make judgments and contains estimates, including the amount and timing of markdowns to clear slow-moving inventory and an estimated allowance for shrinkage, which may impact ending inventory valuation. The balance of ending inventory was $1,237.8 million at January 29, 2022.

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
•We evaluated the methods and assumptions used by management to estimate markdowns by:
◦Evaluating management’s estimate for markdowns by reviewing management’s approved permanent markdowns at year end and comparing markdowns recorded after period end to the markdowns reserve at year end.
◦Performing an analysis comparing monthly markdown expense and the markdown reserve to historical results.
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
◦Performing an analysis comparing the methodology and inputs used by management to historical results and trends in the prior years and current year.
◦Comparing management’s prior-year assumptions of expected shrink activity to actual activity incurred during the current year to evaluate the appropriateness of the shrinkage inventory allowance.

Measurement of Insurance Valuation Reserves - Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company is self-insured for certain losses relating to general liability and workers’ compensation. Accrued insurance liabilities, $99.3 million at January 29, 2022, are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity.

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

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
March 29, 2022

We have served as the Company’s auditor since 1989.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (In thousands, except per share amounts)

	2021	2020	2019
Net sales	$6,150,603	$6,199,186	$5,323,180
Cost of sales (exclusive of depreciation expense shown separately below)	3,753,596	3,701,800	3,208,498
Gross margin	2,397,007	2,497,386	2,114,682
Selling and administrative expenses	2,014,682	1,965,555	1,823,409
Depreciation expense	142,572	138,336	134,981
Gain on sale of distribution centers	—	(463,053)	(178,534)
Operating profit	239,753	856,548	334,826
Interest expense	(9,281)	(11,031)	(16,827)
Other income (expense)	1,339	(911)	(451)
Income before income taxes	231,811	844,606	317,548
Income tax expense	54,033	215,415	75,084
Net income and comprehensive income	$177,778	$629,191	$242,464

Earnings per common share:
Basic	$5.43	$16.46	$6.18
Diluted	$5.33	$16.11	$6.16

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	January 29, 2022	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$53,722	$559,556
Inventories	1,237,797	940,294
Other current assets	119,449	85,939
Total current assets	1,410,968	1,585,789
Operating lease right-of-use assets	1,731,995	1,649,009
Property and equipment - net	735,826	717,216
Deferred income taxes	10,973	16,329
Other assets	37,491	68,914
Total assets	$3,927,253	$4,037,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$587,496	$398,433
Current operating lease liabilities	242,275	226,075
Property, payroll, and other taxes	90,728	109,694
Accrued operating expenses	120,684	138,331
Insurance reserves	36,748	34,660
Accrued salaries and wages	45,762	49,830
Income taxes payable	894	43,601
Total current liabilities	1,124,587	1,000,624
Long-term debt	3,500	35,764
Noncurrent operating lease liabilities	1,569,713	1,465,433
Deferred income taxes	21,413	7,762
Insurance reserves	62,591	57,452
Unrecognized tax benefits	10,557	11,304
Other liabilities	127,529	181,187
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 28,476 shares and 35,535 shares, respectively	1,175	1,175
Treasury shares - 89,019 shares and 81,960 shares, respectively, at cost	(3,121,602)	(2,709,259)
Additional paid-in capital	640,522	634,813
Retained earnings	3,487,268	3,351,002
Total shareholders’ equity	1,007,363	1,277,731
Total liabilities and shareholders’ equity	$3,927,253	$4,037,257

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance - February 2, 2019	40,042	$1,175	77,453	$(2,506,086)	$622,685	$2,575,267	$693,041
Comprehensive income	—	—	—	—	—	242,464	242,464
Dividends declared ($1.20 per share)	—	—	—	—	—	(48,286)	(48,286)
Adjustment for ASU 2016-02	—	—	—	—	—	348	348
Purchases of common shares	(1,474)	—	1,474	(55,347)	—	—	(55,347)
Exercise of stock options	6	—	(6)	202	(2)	—	200
Restricted shares vested	202	—	(202)	6,545	(6,545)	—	—
Performance shares vested	261	—	(261)	8,459	(8,459)	—	—
Other	—	—	—	(5)	(2)	—	(7)
Share-based employee compensation expense	—	—	—	—	13,051	—	13,051
Balance - February 1, 2020	39,037	1,175	78,458	(2,546,232)	620,728	2,769,793	845,464
Comprehensive income	—	—	—	—	—	629,191	629,191
Dividends declared ($1.20 per share)	—	—	—	—	—	(47,982)	(47,982)
Purchases of common shares	(3,890)	—	3,890	(175,642)	—	—	(175,642)
Exercise of stock options	13	—	(13)	429	64	—	493
Restricted shares vested	309	—	(309)	10,034	(10,034)	—	—
Performance shares vested	65	—	(65)	2,107	(2,107)	—	—
Other	1	—	(1)	45	7	—	52
Share-based employee compensation expense	—	—	—	—	26,155	—	26,155
Balance - January 30, 2021	35,535	1,175	81,960	(2,709,259)	634,813	3,351,002	1,277,731
Comprehensive income	—	—	—	—	—	177,778	177,778
Dividends declared ($1.20 per share)	—	—	—	—	—	(41,512)	(41,512)
Purchases of common shares	(8,076)	—	8,076	(446,374)	—	—	(446,374)
Restricted shares vested	482	—	(482)	16,140	(16,140)	—	—
Performance shares vested	535	—	(535)	17,879	(17,879)	—	—
Other	—	—	—	12	127	—	139
Share-based employee compensation expense	—	—	—	—	39,601	—	39,601
Balance - January 29, 2022	28,476	$1,175	89,019	$(3,121,602)	$640,522	$3,487,268	$1,007,363

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	2021	2020	2019
Operating activities:
Net income	$177,778	$629,191	$242,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	143,713	138,848	135,686
Non-cash lease expense	265,401	246,442	229,143
Deferred income taxes	19,007	(52,415)	52,374
Non-cash share-based compensation expense	39,601	26,155	13,051
Non-cash impairment charge	6,096	1,792	3,986
Loss (gain) on disposition of property and equipment	342	(462,916)	(177,996)
Unrealized (gain) loss on fuel derivatives	(1,593)	(294)	346
Loss on extinguishment of debt	535	—	—
Change in assets and liabilities:
Inventories	(297,503)	(19,028)	48,295
Accounts payable	189,063	20,193	(18,662)
Operating lease liabilities	(233,057)	(250,131)	(215,956)
Current income taxes	(76,429)	56,564	(4,442)
Other current assets	32,154	(10,238)	(5,836)
Other current liabilities	(56,220)	55,775	36,962
Other assets	(785)	(90)	(5,499)
Other liabilities	(14,341)	19,501	5,054
Net cash provided by operating activities	193,762	399,349	338,970
Investing activities:
Capital expenditures	(160,804)	(135,220)	(265,203)
Cash proceeds from sale of property and equipment	1,155	588,258	190,741
Other	(37)	(51)	(18)
Net cash (used in) provided by investing activities	(159,686)	452,987	(74,480)
Financing activities:
Net repayments of long-term debt	(46,764)	(243,227)	(80,609)
Net financing proceeds from sale and leaseback	—	123,435	—
Payment of finance lease obligations	(3,654)	(3,648)	(73,469)
Dividends paid	(41,653)	(46,964)	(48,421)
Proceeds from the exercise of stock options	—	493	200
Payment for treasury shares acquired	(446,374)	(175,642)	(55,347)
Payments for debt issuance costs	(1,167)	—	(150)
Payments to extinguish debt	(438)	—	—
Other	140	52	(7)
Net cash used in financing activities	(539,910)	(345,501)	(257,803)
(Decrease) increase in cash and cash equivalents	(505,834)	506,835	6,687
Cash and cash equivalents:
Beginning of year	559,556	52,721	46,034
End of year	$53,722	$559,556	$52,721

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
We are a home discount retailer in the United States (“U.S.”). At January 29, 2022, we operated 1,431 stores in 47 states and an e-commerce platform. Our mission is to help people Live BIG and Save LOTS. Our vision is to be the BIG difference for a better life by delivering exceptional value to customers, building a “best places to grow” culture, rewarding shareholders with consistent growth and top tier returns, and doing good in local communities.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2021 (“2021”) was comprised of the 52 weeks that began on January 31, 2021 and ended on January 29, 2022. Fiscal year 2020 (“2020”) was comprised of the 52 weeks that began on February 2, 2020 and ended on January 30, 2021. Fiscal year 2019 (“2019”) was comprised of the 52 weeks that began on February 3, 2019 and ended on February 1, 2020.

Segment Reporting
We manage our business based on one segment, discount retailing. Our entire operation is located in the U.S.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, credit and debit card receivables, and highly liquid investments, such as money market funds, treasury bills, and commercial paper, which are unrestricted to withdrawal or use and which have an original maturity of three months or less. We review cash and cash equivalent balances on a bank by bank basis in order to identify book overdrafts. Book overdrafts occur when the aggregate amount of outstanding checks and electronic fund transfers exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions are typically settled in less than three days, and at January 29, 2022 and January 30, 2021, totaled $30.3 million and $34.7 million, respectively.

Investments
Investment securities are classified as available-for-sale, held-to-maturity, or trading at the date of purchase. Investments are recorded at fair value as either current assets or non-current assets based on the stated maturity or our plans to either hold or sell the investment. Unrealized holding gains and losses on trading securities are recognized in earnings. Unrealized holding gains and losses on available-for-sale securities are recognized in other comprehensive income until realized. We did not own any held-to-maturity or available-for-sale securities as of January 29, 2022 and January 30, 2021.

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

Long-Lived Assets
Our long-lived assets primarily consist of property and equipment - net and operating lease right-of-use assets. In order to determine if impairment indicators are present for store property and equipment and operating lease right-of-use assets, we review historical operating results at the store level. Generally, all other property and equipment and operating lease right-of-use assets are reviewed for impairment at the enterprise level. If the net book value of a store’s long-lived assets is not recoverable by the expected undiscounted future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value. Our assumptions related to estimates of undiscounted future cash flows are based on historical results of cash flows adjusted for management projections for future periods. We estimate the fair value of our long-lived assets using expected cash flows, including salvage value, which is based on readily available market information for similar assets.

Intangible Assets
In 2018, we acquired the Broyhill® trademark and trade name. This trademark and trade name have indefinite lives. We test the trademark and trade name for impairment annually or whenever circumstances indicate that the carrying value of the asset may not be recoverable. We estimate the fair value of these intangible assets based on an income approach. We perform our annual impairment testing during our fourth fiscal quarter of each year.

Savings Plans
We have a savings plan with a 401(k) deferral feature and we provide matching contributions, which are subject to Internal Revenue Service (“IRS”) regulations, based on a percentage of employee contributions. For 2021, 2020, and 2019, we expensed $9.2 million, $9.2 million, and $8.3 million, respectively, related to our matching contributions. We previously had a nonqualified deferred compensation plan with a similar deferral feature for eligible employees. In 2021, we terminated the nonqualified deferred compensation plan and distributed all account balances to plan participants. In connection with our nonqualified deferred compensation plan, we had liabilities of $0.0 and $33.0 million at January 29, 2022 and January 30, 2021, respectively, which were recorded in other liabilities.

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

We recognize sales revenue for direct-to-customer transactions on our e-commerce platform at the time the merchandise is shipped (i.e., the point at which we transfer the goods). We also offer buy online, pick up in store services on our e-commerce platform. Revenue for buy online, pick up in store transactions is recognized when the customer takes possession of the merchandise at the store.

Cost of Sales
Cost of sales includes the cost of merchandise, net of cash discounts and rebates, markdowns, and inventory shrinkage, and the cost of shipping direct-to-customer e-commerce orders. Cost of merchandise includes related inbound freight to our distribution centers, duties, and commissions. We classify warehousing, distribution and outbound transportation costs to our stores as selling and administrative expenses. Due to this classification, our gross margin rates may not be comparable to those of other retailers that include warehousing, distribution and outbound transportation costs to stores in cost of sales.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs to stores in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $310.4 million, $251.0 million, and $191.8 million for 2021, 2020, and 2019, respectively.

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

We have established a short-term lease exception policy, permitting us to not apply lease recognition requirements to leases with terms of 12 months or less. We recognize a lease liability and right-of-use asset at commencement of the lease when possession of the property is taken from the lessor, which, for stores, normally includes a construction or set-up period prior to store opening. We begin recognizing rent expense at commencement of the lease. Rent expense for operating leases is recognized on a straight-line basis over the lease term and is included in selling and administrative expenses. We account for lease and non-lease components as a single component for our real estate class of assets.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing and advertising, payment card-linked marketing and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $97.7 million, $102.8 million, and $95.2 million for 2021, 2020, and 2019, respectively.

Share-Based Compensation
Share-based compensation expense is recognized in selling and administrative expense in our consolidated statements of operations and comprehensive income for all awards that we expect to vest.

Non-vested Restricted Stock Units
We expense our non-vested restricted stock units (“RSUs”) with graded vesting as a single award with an average estimated life over the entire term of the award. The expense for the non-vested restricted stock units is recorded on a straight-line basis over the vesting period.

Performance Share Units
Compensation expense for performance share units (“PSUs”) is recorded based on fair value of the award on the grant date and the estimated achievement of financial performance objectives. From an accounting perspective, the grant date is established once all financial performance targets have been set. We monitor the estimated achievement of the financial performance objectives at each reporting period and will potentially adjust the estimated expense on a cumulative basis. The expense for PSUs is recorded on a straight-line basis from the grant date through the end of the performance period.

In 2020, we awarded performance share units with a restriction feature to certain members of senior management, which vested based on the achievement of share price performance goals and a minimum service requirement of one year (“PRSUs”). The PRSUs had a contractual term of three years. The grant date fair value and estimated vesting period of the PRSUs was determined by a third party using a Monte Carlo simulation. The awards were expensed over their estimated vesting period on a straight-line basis.

Earnings per Share
Basic earnings per share is based on the weighted-average number of shares outstanding during each period. Diluted earnings per share is based on the weighted-average number of shares outstanding during each period and the additional dilutive effect of stock options, RSUs, PRSUs, and PSUs, calculated using the treasury stock method.

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

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for 2021, 2020, and 2019:

(In thousands)	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,066	$6,366	$17,446
Cash paid for income taxes, excluding impact of refunds	111,206	217,308	29,375
Gross proceeds from long-term debt	55,600	514,500	1,811,000
Gross payments of long-term debt	102,364	757,727	1,891,609
Gross financing proceeds from sale and leaseback	—	133,999	—
Gross repayments of financing from sale and leaseback	—	10,564	—
Cash paid for operating lease liabilities	341,341	340,747	292,048
Non-cash activity:
Assets acquired under finance leases	1,080	—	70,831
Accrued property and equipment	19,303	17,791	17,632
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$354,066	$694,811	$1,493,888

Reclassifications
In 2021, we realigned select merchandise categories to be consistent with the realignment of our merchandising team and changes to our management reporting. To better suit the new alignment, we renamed our Electronics, Toys, & Accessories category as Apparel, Electronics, & Other. We moved our pet department from our Consumables category to our Food category; our home organization department from our Soft Home category to our Hard Home category; our toys department from our Apparel, Electronics, & Other category to our Hard Home category; our candy & snacks from our Food category to our Apparel, Electronics, & Other category; and added new departments for the merchandise assortments for The Lot, our cross-category presentation solution, and the Queue Line, our streamlined checkout experience, to the Apparel, Electronics, & Other category.

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

Recently Adopted Accounting Standards
In the third quarter of 2021, the Company adopted Accounting Standards Update (“ASU”) 2020-04 Reference Rate Reform. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, leases, and other transactions affected by the potential fallback of LIBOR. The Company adopted ASU 2020-04 in connection with its entry into a new credit facility (see Note 3 to the consolidated financial statements) that includes language to address LIBOR fallback and in connection with an amendment to the lease for our Apple Valley, CA distribution center including similar LIBOR fallback language. The impact of the adoption was immaterial to the consolidated financial statements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15 Intangibles - Goodwill and Other - Internal-Use Software. This update evaluates the accounting for costs paid by a customer to implement a cloud computing arrangement. The new guidance aligns cloud computing arrangement implementation cost accounting with the capitalization requirements for internal-use software development, while leaving the accounting for service elements unchanged. On February 2, 2020, we adopted ASU 2018-15 on a prospective basis. The impact of the adoption was immaterial to the consolidated financial statements.

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

NOTE 2 – PROPERTY AND EQUIPMENT - NET

Property and equipment - net consist of:

(In thousands)	January 29, 2022	January 30, 2021
Land and land improvements	$48,849	$48,862
Buildings and leasehold improvements	828,179	779,104
Fixtures and equipment	940,921	870,074
Computer software costs	187,190	213,042
Construction-in-progress	25,394	27,455
Property and equipment - cost	2,030,533	1,938,537
Less accumulated depreciation and amortization	1,294,707	1,221,321
Property and equipment - net	$735,826	$717,216

Property and equipment - cost includes $25.3 million and $25.8 million at January 29, 2022 and January 30, 2021, respectively, to recognize assets from finance leases. Accumulated depreciation and amortization includes $23.6 million and $22.2 million at January 29, 2022 and January 30, 2021, respectively, related to finance leases.

During 2021, 2020, and 2019, respectively, we invested $160.8 million, $135.2 million, and $265.2 million of cash in capital expenditures and we recorded $142.6 million, $138.3 million, and $135.0 million of depreciation expense.

In 2020, we disposed of $123.8 million of property and equipment - cost in connection with the sale of four distribution centers in sale and leaseback transactions (see Note 10 to the accompanying consolidated financial statements for additional information on the sale and leaseback transactions).

We incurred $0.9 million, $0.9 million, and $0.4 million in asset impairment charges, excluding impairment of right-of-use assets (see Note 5 to the accompanying consolidated financial statements), in 2021, 2020, and 2019, respectively. In 2021, we impaired the value of property and equipment assets at eight stores as a result of our store impairment review, of which the majority of the impairment value was attributable to five stores. In 2020, we impaired the value of property and equipment assets at four stores as a result of our store impairment review. In 2019, we impaired the value of property and equipment assets at two stores as a result of our store impairment review.

Asset impairment charges are included in selling and administrative expenses in our accompanying consolidated statements of operations and comprehensive income. We perform impairment reviews of our long-lived assets at the store level. When we perform the impairment reviews, we first determine which stores had impairment indicators present. We generally use actual historical cash flows to determine if stores had negative cash flows within the past two years. For each store with negative cash flows, we estimate future cash flows based on operating performance estimates specific to each store’s operations that are based on assumptions currently being used to develop our company level operating plans. If the net book value of a store’s long-lived assets is not recoverable by the expected future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value.

NOTE 3 – DEBT

Bank Credit Facility

On September 22, 2021, we entered into a $600 million five-year unsecured credit facility (“2021 Credit Agreement”) that expires on September 22, 2026. The 2021 Credit Agreement replaced the $700 million five-year unsecured credit facility entered into on August 31, 2018 (“2018 Credit Agreement”). The 2018 Credit Agreement was scheduled to expire on August 31, 2023, but was terminated concurrent with our entry into the 2021 Credit Agreement. We did not incur any early termination penalties in connection with the termination of the 2018 Credit Agreement. In connection with our entry into the 2021 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $1.2 million, which are being amortized over the term of the 2021 Credit Agreement.

Borrowings under the 2021 Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The 2021 Credit Agreement includes a $50 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The 2021 Credit Agreement also contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2021 Credit Agreement. Under the 2021 Credit Agreement, we have the option to establish incremental term loans and/or increases in the revolving credit limits in an aggregate amount of up to $300 million, subject to the lenders agreeing to increase their commitments. Additionally, the 2021 Credit Agreement includes two options to extend the maturity date of the 2021 Credit Agreement by one year each, subject to each lender agreeing to extend the maturity date of its respective loans. The interest rates, pricing and fees under the 2021 Credit Agreement fluctuate based on our debt rating or leverage ratio, whichever results in more favorable pricing to us. The 2021 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR for loans denominated in U.S. dollars or the Euro Short Term Rate (€STR) for loans denominated in Euros. The 2021 Credit Agreement updated the LIBOR fallback language to implement fallback provisions, pursuant to which the interest rate on the loans will transition to an alternative rate upon the occurrence of certain LIBOR cessation events. Loans made under the 2021 Credit Agreement may be prepaid without penalty. The 2021 Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the 2021 Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with any default on indebtedness that is greater than $50 million, including with respect to the synthetic lease for the distribution center in Apple Valley, CA, which was amended concurrent with our entry into the 2021 Credit Agreement to conform to the covenants of the 2021 Credit Agreement. A violation of any of the covenants could result in a default under the 2021 Credit Agreement that would permit the lenders to restrict our ability to further access the 2021 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2021 Credit Agreement. At January 29, 2022, we had $3.5 million of borrowings outstanding under the 2021 Credit Agreement, while $2.4 million was committed to outstanding letters of credit, leaving $594.1 million available under the 2021 Credit Agreement.

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

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	January 29, 2022	January 30, 2021
2019 Term Note	$—	$50,264
2018 Credit Agreement & 2021 Credit Agreement	3,500	—
Total debt	$3,500	$50,264
Less current portion of long-term debt (included in Accrued operating expenses)	$—	$(14,500)
Long-term debt	$3,500	$35,764

NOTE 4 – FAIR VALUE MEASUREMENTS

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

At January 30, 2021, in connection with our nonqualified deferred compensation plan, we had mutual fund investments, which were recorded in other assets. These investments were classified as trading securities and were recorded at their fair value. The fair values of mutual fund investments were Level 1 valuations under the fair value hierarchy because each fund’s quoted market value per share was available in an active market. In 2021, we terminated the nonqualified deferred compensation plan, liquidated the mutual fund investments, and distributed the proceeds to plan participants.

As of January 29, 2022, we had no investments recorded in our consolidated balance sheets. As of January 30, 2021, the fair value of our investments were recorded in our consolidated balance sheets as follows:

(In thousands)	Balance Sheet Location	January 30, 2021	Level 1
Assets:
Money market funds	Cash and cash equivalents	$175,113	$175,113
Mutual funds - deferred compensation plan	Other Assets	$32,484	$32,484

The fair values of our long-term obligations under the 2021 Credit Agreement are estimated based on quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. The carrying value of these instruments was $3.5 million as of January 29, 2022.

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

Leases were recorded in our consolidated balance sheets as follows:

Leases (In thousands)	Balance Sheet Location	January 29, 2022	January 30, 2021
Assets
Operating	Operating lease right-of-use assets	$1,731,995	$1,649,009
Finance	Property and equipment - net	1,686	3,667
Total right-of-use assets		$1,733,681	$1,652,676
Liabilities
Current
Operating	Current operating lease liabilities	$242,275	$226,075
Finance	Accrued operating expenses	869	3,190
Noncurrent
Operating	Noncurrent operating lease liabilities	1,569,713	1,465,433
Finance	Other liabilities	955	1,242
Total lease liabilities		$1,813,812	$1,695,940

The components of lease costs were as follows:

Lease cost (In thousands)	Statements of Operations and Comprehensive Income Location	2021	2020	2019
Operating lease cost	Selling and administrative expenses	$355,021	$326,780	295,810
Finance lease cost
Amortization of leased assets	Depreciation	3,024	3,800	4,373
Interest on lease liabilities	Interest expense	104	274	948
Short-term lease cost	Selling and administrative expenses	5,152	4,728	5,671
Variable lease cost	Selling and administrative expenses	84,940	88,074	81,666
Total lease cost		$448,241	$423,656	$388,468

In 2021, 2020, and 2019, our operating lease cost above included $1.1 million, $0.9 million and $3.6 million, respectively, of right-of-use asset impairment charges related to store closures prior to lease termination date. In 2021, our operating lease cost above included $4.1 million of right-of-use asset impairment charges related to our store impairment review for underperforming stores.

Maturity of our lease liabilities at January 29, 2022, was as follows:

Fiscal Year (In thousands)	Operating Leases	Finance Leases
2022	$323,514	$929
2023	333,551	330
2024	291,943	261
2025	252,124	229
2026	208,701	185
Thereafter	834,427	—
Total lease payments	$2,244,260	$1,934
Less amount to discount to present value	$(432,272)	$(110)
Present value of lease liabilities	$1,811,988	$1,824

Lease term and discount rate for our operating leases were as follows:

	January 29, 2022	January 30, 2021
Weighted average remaining lease term (years)	8.3	8.7
Weighted average discount rate	4.3%	4.5%

Our weighted average discount rate represents our estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of adoption of the standard, lease commencement, or the period in which the lease term expectation was modified. Our finance leases, and the associated remaining lease term and discount rate, are insignificant.

NOTE 6 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no securities outstanding in any year presented, which were excluded from the computation of earnings per share other than antidilutive RSUs, PSUs, and PRSUs. The RSUs, PSUs, and PRSUs that were antidilutive, as determined under the treasury stock method, were 0.2 million for 2021, immaterial for 2020 and 0.3 million for 2019.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

(In thousands)	2021	2020	2019
Weighted-average common shares outstanding:
Basic	32,723	38,233	39,244
Dilutive effect of share-based awards	632	834	107
Diluted	33,355	39,067	39,351

Share Repurchases
On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares (“2021 Repurchase Authorization”). Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The 2021 Repurchase Authorization has no scheduled termination date.

On August 27, 2020, our Board of Directors authorized the repurchase of up to $500 million of our common shares (“2020 Repurchase Authorization”). Pursuant to the 2020 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The 2020 Repurchase Authorization was exhausted in the third quarter of 2021.

The share repurchases under the 2020 Repurchase Authorization and 2021 Repurchase Authorization in 2021 were as follows:

	Number of Shares Repurchased	Amount of Repurchased Shares	Remaining Authorization
2021:	(In thousands)	(In thousands)	(In thousands)
2020 Repurchase Authorization	5,594	$327,167	$—
2021 Repurchase Authorization	2,064	90,575	159,425
Total	7,658	$417,742	$159,425

Common shares acquired through repurchase authorizations are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

In addition to shares repurchased under the repurchase authorizations, purchases of common shares reported in the consolidated statements of shareholders’ equity include shares repurchased to satisfy income tax withholdings associated with the vesting of share-based awards.

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2020:		(In thousands)	(In thousands)
First quarter	$0.30	$11,905	$12,478
Second quarter	0.30	12,335	11,807
Third quarter	0.30	11,993	11,540
Fourth quarter	0.30	11,749	11,139
Total	$1.20	$47,982	$46,964
2021:
First quarter	$0.30	$11,206	$12,460
Second quarter	0.30	10,611	10,204
Third quarter	0.30	10,209	9,890
Fourth quarter	0.30	9,486	9,099
Total	$1.20	$41,512	$41,653

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

NOTE 7 – SHARE-BASED PLANS

Our shareholders approved the Big Lots 2020 Long-Term Incentive Plan (“2020 LTIP”) in June 2020. The 2020 LTIP authorizes the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, performance shares, PSUs, performance units, stock appreciation rights, cash-based awards, and other share-based awards. We have issued restricted stock units and PSUs under the 2020 LTIP. The number of common shares available for issuance under the 2020 LTIP consists of an initial allocation of 3,600,000 common shares plus any common shares subject to the 1,360,943 outstanding awards as of February 1, 2020 under the Big Lots 2017 Long-Term Incentive Plan (“2017 LTIP”) that, on or after February 1, 2020, cease for any reason to be subject to such awards (other than by reason of exercise or settlement). The Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2020 LTIP, has the authority to determine the terms of each award.

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

Share-based compensation expense was $39.6 million, $26.2 million, and $13.1 million in 2021, 2020, and 2019, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock awards and restricted stock units activity for fiscal years 2019, 2020, and 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at February 2, 2019	483,182	$46.50
Granted	440,014	33.54
Vested	(202,101)	46.26
Forfeited	(72,585)	39.89
Outstanding non-vested restricted stock at February 1, 2020	648,510	$38.52
Granted	1,031,213	18.18
Vested	(308,797)	40.65
Forfeited	(156,714)	22.80
Outstanding non-vested restricted stock at January 30, 2021	1,214,212	$22.71
Granted	255,071	68.71
Vested	(481,689)	25.12
Forfeited	(78,307)	28.19
Outstanding non-vested restricted stock at January 29, 2022	909,287	$33.87

The non-vested restricted stock units granted in 2019, 2020, and 2021 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if a threshold financial performance objective is achieved and the grantee remains employed by us through the vesting dates.

Performance Share Units
In 2021 and prior to 2020, we awarded PSUs to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us through that performance period. The financial performance objectives for each fiscal year within the three-year performance period are generally approved by the Committee during the first quarter of the respective fiscal year.

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

In 2020, we awarded 413,022 PRSUs to certain members of senior management, which were subject to vesting based on the achievement of share price performance goals and a minimum service requirement of one year. The PRSUs had a contractual term of three years. Shares issued in connection with vested PRSUs are generally restricted from sale, transfer, or other disposition prior to the third anniversary of the grant date except under certain circumstances, including death, disability, or change in control. In 2021, based on attainment of the share price performance goals and fulfillment of the minimum service requirement, 339,568 PRSUs vested. At January 29, 2022, there were no PRSUs outstanding.

We have begun, or expect to begin, recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at January 29, 2022	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2019	240,110	March 2021		Fiscal 2021
2021	174,904		March 2023	Fiscal 2023
Total	415,014

The number of shares to be distributed upon vesting of the PSUs depends on our average performance attained during the three-year performance period as compared to the targets defined by the Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement. At January 29, 2022, we estimate the attainment of an average performance that is substantially greater than the average targets established for the PSUs issued in 2019. In 2021, 2020, and 2019, we recognized $25.2 million, $14.2 million and $1.2 million, respectively, in share-based compensation expense related to PSUs and PRSUs.

The following table summarizes the activity related to PSUs and PRSUs for fiscal years 2019, 2020, and 2021:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs and PRSUs at February 2, 2019	282,083	$55.67
Granted	217,518	31.89
Vested	(282,083)	55.67
Forfeited	(35,596)	31.89
Outstanding PSUs and PRSUs at February 1, 2020	181,922	$31.89
Granted	580,285	24.53
Vested	(181,062)	31.89
Forfeited	(107,114)	25.56
Outstanding PSUs and PRSUs at January 30, 2021	474,031	$24.31
Granted	263,787	70.24
Vested	(474,031)	24.31
Forfeited	(23,677)	70.24
Outstanding PSUs and PRSUs at January 29, 2022	240,110	$70.24

Board of Directors’ Awards
In 2019 and 2020, we granted (1) the chairman of our Board of Directors an annual restricted stock unit award having a grant date fair value of approximately $210,000, and (2) the remaining non-employee directors an annual restricted stock unit award having a grant date fair value of approximately $145,000. In 2021, we granted (1) the chairman of our Board of Directors an annual restricted stock unit award having a grant date fair value of approximately $245,000, and (2) the remaining non-employee directors an annual restricted stock unit award having a grant date fair value of approximately $145,000. These awards vest on the earlier of (1) the trading day immediately preceding the annual meeting of our shareholders following the grant of such awards or (2) the death or disability of the grantee. However, the non-employee directors will forfeit their restricted stock units if their service on the Board terminates before either vesting event occurs. Additionally, we allow our non-employee directors to defer all or a portion of their restricted stock unit award until the earlier of the first to occur of: (1) the specified date by the non-employee director in the deferral agreement, (2) the non-employee director’s death or disability, or (3) the date the non-employee director ceases to serve as a member of the Board of Directors.

During 2021, 2020, and 2019, the following activity occurred under our share-based compensation plans:

(In thousands)	2021	2020	2019
Total intrinsic value of stock options exercised	$—	$161	$42
Total fair value of restricted stock vested	31,954	7,102	6,452
Total fair value of PSU and PRSUs vested	$37,387	$924	$9,849

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2021, at January 29, 2022 was approximately $17.4 million. This compensation cost is expected to be recognized through January 2025 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.8 years from January 29, 2022.

NOTE 8 – INCOME TAXES

The provision for income taxes was comprised of the following:

(In thousands)	2021	2020	2019
Current:
U.S. Federal	$26,888	$206,883	$15,495
U.S. State and local	8,138	60,947	7,215
Total current tax expense	35,026	267,830	22,710
Deferred:
U.S. Federal	13,651	(40,848)	48,613
U.S. State and local	5,356	(11,567)	3,761
Total deferred tax expense	19,007	(52,415)	52,374
Income tax provision	$54,033	$215,415	$75,084

Reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes, net of federal tax benefit	4.6	4.6	2.7
Executive compensation limitations - permanent difference	1.8	0.2	0.4
Work opportunity tax and other employment tax credits	(1.4)	(0.3)	(0.8)
Excess tax (benefit) detriment from share-based compensation	(2.3)	0.2	0.4
Other, net	(0.4)	(0.2)	(0.1)
Effective income tax rate	23.3%	25.5%	23.6%

Income tax payments and refunds were as follows:

(In thousands)	2021	2020	2019
Income taxes paid	$111,206	$217,308	$29,375
Income taxes refunded	(546)	(1,522)	(2,313)
Net income taxes paid	$110,660	$215,786	$27,062

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

(In thousands)	January 29, 2022	January 30, 2021
Deferred tax assets:
Lease liabilities, net of lease incentives	$474,584	$449,058
Depreciation and fixed asset basis differences	40,302	37,117
Sale and leaseback financing liability	33,508	32,263
Uniform inventory capitalization	22,734	24,050
Workers’ compensation and other insurance reserves	22,097	20,692
Compensation related	12,703	20,171
Accrued payroll taxes related to CARES Act	4,674	9,367
Accrued state taxes	2,557	4,045
State tax credits, net of federal tax benefit	2,285	2,470
Accrued operating liabilities	2,145	4,011
Other	13,740	14,500
Valuation allowances, net of federal tax benefit	(2,093)	(2,105)
Total deferred tax assets	629,236	615,639
Deferred tax liabilities:
Right-of-use assets, net of amortization	441,786	421,801
Accelerated depreciation and fixed asset basis differences	120,224	111,427
Synthetic lease obligation	38,582	34,438
Deferred gain on like-kind exchange	14,476	14,809
Lease construction reimbursements	8,333	9,216
Prepaid expenses	5,143	4,539
Workers’ compensation and other insurance reserves	4,493	3,591
Other	6,639	7,251
Total deferred tax liabilities	639,676	607,072
Net deferred tax (liabilities) assets	$(10,440)	$8,567

Our deferred tax assets and deferred tax liabilities, netted by tax jurisdiction, are summarized in the table below:

(In thousands)	January 29, 2022	January 30, 2021
U.S. Federal	$(21,413)	$(7,762)
U.S. State and local	10,973	16,329
Net deferred tax (liabilities) assets	$(10,440)	$8,567

We have the following income tax loss and credit carryforwards at January 29, 2022 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
U.S. State and local:
State net operating loss carryforwards	$28	Expires predominately during fiscal year 2041
California enterprise zone credits	2,748	Predominately expires fiscal year 2023
Other state credits	144	Expires fiscal years through 2025
Total income tax loss and credit carryforwards	$2,920

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2021, 2020, and 2019:

(In thousands)	2021	2020	2019
Unrecognized tax benefits - beginning of year	$9,465	$10,760	$11,986
Gross increases - tax positions in current year	410	728	976
Gross increases - tax positions in prior period	1,864	745	1,031
Gross decreases - tax positions in prior period	(1,039)	(1,871)	(2,333)
Settlements	(125)	(20)	(484)
Lapse of statute of limitations	(713)	(877)	(416)
Unrecognized tax benefits - end of year	$9,862	$9,465	$10,760

At the end of 2021 and 2020, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $7.2 million and $7.1 million, respectively, after considering the federal tax benefit of state and local income taxes of $1.5 million and $1.3 million, respectively. Unrecognized tax benefits of $1.3 million and $1.1 million in 2021 and 2020, respectively, relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period.

We recognized an expense (benefit) associated with interest and penalties on unrecognized tax benefits of approximately $(1.1) million, $(0.4) million, and $(1.1) million during 2021, 2020, and 2019, respectively, as a component of income tax expense. The amount of accrued interest and penalties recognized in the accompanying consolidated balance sheets at January 29, 2022 and January 30, 2021 was $2.8 million and $3.9 million, respectively.

We are subject to U.S. federal income tax, and income tax of multiple state and local jurisdictions. The statute of limitations for assessments on our federal income tax returns for periods prior to 2018 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2006, although state income tax carryforward attributes generated prior to 2006 and non-filing positions may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through January 28, 2023, based on expected cash and noncash settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations for unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million. Actual results may differ materially from this estimate.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

California Wage and Hour Matters
We currently are defending several wage and hour matters in California. The cases were brought by various current and/or former California associates alleging various violations of California wage and hour laws. Upon further consideration of these matters, including outcomes of cases against other retailers, during the first quarter of 2019, we determined a loss from these matters was probable and we increased our accrual for litigation by recording a $7.3 million charge as our best estimate for these matters in aggregate. Since the end of the first quarter of 2019, we have settled and/or reached settlement agreements, including final approval by the courts, in each wage and hour class action that was pending against the Company and a substantial portion of the amount accrued in the first quarter of 2019 has been paid. We intend to defend ourselves vigorously against the allegations levied in the remaining individual and representative lawsuits. We believe the existing accrual for litigation remains appropriate.

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

We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees, and we have purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. We use letters of credit, which amounted to $31.5 million at January 29, 2022, as collateral to back certain of our self-insured losses with our claims administrators.

At January 29, 2022, our noncancellable commitments were immaterial.

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

In 2021 we realigned our merchandise categories and renamed our Electronics, Toys, & Accessories merchandise category as Apparel, Electronics, & Other. See the reclassifications section of Note 1 to the consolidated financial statements for further discussion.

The following table presents net sales data by merchandise category:

(In thousands)	2021	2020	2019
Furniture	$1,684,393	$1,736,932	$1,427,129
Seasonal	954,165	815,378	773,720
Soft Home	822,559	887,743	721,840
Food	746,415	823,420	780,970
Hard Home	675,041	700,186	589,332
Consumables	665,732	737,630	624,145
Apparel, Electronics, & Other	602,298	497,897	406,044
Net sales	$6,150,603	$6,199,186	$5,323,180

NOTE 12 – RESTRUCTURING COSTS

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

Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2022. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that we maintained effective internal control over financial reporting as of January 29, 2022.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in our definitive Proxy Statement for our 2022 annual meeting of shareholders (“2022 Proxy Statement”), with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I of this Form 10-K under the caption “Supplemental Item. Information about our Executive Officers,” with respect to executive officers, is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation

The information contained under the caption “Governance” with respect to Compensation Committee interlocks and insider participation and under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Report” in the 2022 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes information as of January 29, 2022, relating to our equity compensation plans pursuant to which our common shares may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)		Weighted-average exercise price of outstanding options, warrants, and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,324,301	(1)	—	(2)	3,309,243	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,324,301		—	(2)	3,309,243

(1)	Includes performance share units and restricted stock units granted under the 2020 LTIP and the 2017 LTIP.

(2)	The weighted average exercise price does not take into account the performance share units and the restricted stock units granted under the 2020 LTIP and 2017 LTIP.

(3)	The common shares available for issuance under the 2020 LTIP are limited to 3,309,243 common shares. There are no common shares available for issuance under any of the other shareholder-approved plans.

The 2017 LTIP was approved in May 2017 and was terminated in June 2020. The 2020 LTIP was approved in June 2020. See Note 7 to the accompanying consolidated financial statements.

The information contained under the caption “Stock Ownership” in the 2022 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Governance” in the 2022 Proxy Statement, with respect to the determination of director independence and related person transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information contained under the captions “Audit Committee Disclosure” in the 2022 Proxy Statement, with respect to our audit and non-audit services pre-approval policy and the fees paid to our independent registered public accounting firm, Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

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

(3)     Exhibits. Exhibits marked with an asterisk (*) are filed herewith. The Exhibit marked with two asterisks (**) is furnished electronically with this Annual Report. Certain portions of the exhibits marked with a pound sign (#) have been excluded from the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.24 are management contracts or compensatory plans or arrangements.

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
4.2
Description of Big Lots, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated herein by reference to Exhibit 4.2 to our Form 10-K for the year ended January 30, 2021).

10.1	Big Lots 2017 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to our definitive proxy statement on Schedule 14A relating to the 2017 Annual Meeting of Shareholders filed April 11, 2017).
10.2	Form of Big Lots 2017 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended April 29, 2017).
10.3	Form of Big Lots 2017 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended April 29, 2017).
10.4	Form of Big Lots 2017 Long-Term Incentive Plan Restricted Stock Units Retention Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended August 4, 2018).

Exhibit No.	Document
10.5	Form of Big Lots 2017 Long-Term Incentive Plan Deferral Election Form and Deferred Stock Units Award for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended October 28, 2017).
10.6	Form of Big Lots 2017 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 3, 2020).
10.7	Big Lots 2020 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A relating to the 2020 Annual Meeting of Shareholders of the Registrant filed with the Commission on May 1, 2020 (File No. 1-8897)).
10.8	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended May 2, 2020).
10.9	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended May 2, 2020).
10.10	Form of Big Lots 2020 Long-Term Incentive Plan Deferral Election Form and Deferred Stock Unit Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended May 2, 2020).
10.11	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.6 to our Form 10-Q for the quarter ended May 2, 2020).
10.12	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 9, 2021).
10.13	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated March 9, 2021).
10.14*	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement.
10.15	Big Lots 2019 Bonus Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 5, 2019).
10.16	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005) (File No. 1-8897).
10.17	Big Lots Supplemental Savings Plan, as amended and restated effective December 31, 2015 (incorporated herein by reference to Exhibit 10.25 to our Form 10-K for the year ended January 30, 2016).
10.18	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004) (File No. 1-8897).
10.19	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.20	Offer Letter with Bruce Thorn (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 21, 2018).
10.21	Second Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated April 29, 2013).
10.22	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.23	Big Lots Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2014).
10.24	Form of Big Lots Executive Severance Plan Acknowledgment and Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2014).
10.25	Credit Agreement, dated August 31, 2018, by and among Big Lots, Inc. and Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 29, 2018).
10.26	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 29, 2004) (File No. 1-8897).
10.27	Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to our Form 10-Q for the quarter ended October 28, 2000) (File No. 1-8897).
10.28	Acquisition Agreement between Big Lots, Inc. and Liquidation World Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2011) (File No. 1-8897).
10.29	AVDC Participation Agreement incorporated herein by reference to Exhibit 10.40 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
10.30	AVDC Lease Agreement (Real Property) (incorporated herein by reference to Exhibit 10.41 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).

Exhibit No.	Document
10.31	AVDC Construction Agency Agreement (incorporated herein by reference to Exhibit 10.42 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
10.32	Settlement Agreement dated April 22, 2020, by and among Big Lots, Inc., Ancora Advisors, LLC, Ancora Merlin Institutional, LP, Ancora Merlin, LP, Ancora Catalyst Institutional, LP, Ancora Catalyst, LP, Ancora Catalyst SPV I LP, Ancora Catalyst SPV I SPC Ltd. - Segregated Portfolio C, Macellum Advisors GP, LLC, Macellum Management, LP, and Macellum Opportunity Fund LP. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 22, 2020).
10.33#	Agreement for Purchase and Sale of Real Property, as amended, between Durant DC, LLC and BIGDUOK001 LLC relating to the registrant’s distribution center located in Durant, Oklahoma. (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended August 1, 2020).
10.34#	Lease Agreement, as amended, between Big Lots Stores, Inc. and BIGCOOH002, LLC relating to the registrant’s distribution center located in Columbus, OH (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended October 31, 2020).
10.35	Second Amended and Restated Credit Agreement, dated September 22, 2021, by and among Big Lots, Inc. and Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended November 1, 2021).
10.36	Third Amendment to Operative Documents, dated September 22, 2021, by and among AVDC, Inc., as lessee, the guarantors thereto, Wachovia Service Corporation, as lessor, Wells Fargo Bank, N.A., as agent, and the lease participant parties thereto (incorporated by reference to Exhibit 10.2 to our Form 8-K dated September 27, 2021).
10.37*	First Amendment to Second Amended and Restated Credit Agreement, dated December 16, 2021, by and among Big Lots, Inc. and Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein.
21*	Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
24*	Power of Attorney for James R. Chambers, Sandra Y. Campos, Sebastian J. DiGrande, Marla C. Gottschalk, Cynthia T. Jamison, Thomas A. Kingsbury, Christopher J. McCormick, Kimberley A. Newton, Nancy A. Reardon, and Wendy L. Schoppert.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2022.

BIG LOTS, INC.

By: /s/ Bruce K. Thorn
Bruce K. Thorn
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March 2022.

By: /s/ Bruce K. Thorn	By: /s/ Jonathan E. Ramsden
Bruce K. Thorn	Jonathan E. Ramsden
President and Chief Executive Officer	Executive Vice President, Chief Financial and Administrative Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ Sandra Y. Campos *	/s/ Thomas A. Kingsbury *
Sandra Y. Campos	Thomas A. Kingsbury
Director	Director

/s/ James R. Chambers *	/s/ Christopher J. McCormick *
James R. Chambers	Christopher J. McCormick
Director	Director

/s/ Sebastian J. DiGrande *	/s/ Kimberly A. Newton *
Sebastian J. DiGrande	Kimberley A. Newton
Director	Director

/s/ Marla C. Gottschalk *	/s/ Nancy A. Reardon *
Marla C. Gottschalk	Nancy A. Reardon
Director	Director

/s/ Cynthia T. Jamison *	/s/ Wendy L. Schoppert *
Cynthia T. Jamison	Wendy L. Schoppert
Director	Director

*    The above named Directors of the Registrant execute this report by Ronald A. Robins, Jr., their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 1st day of March 2022, and filed herewith.

By: /s/ Ronald A. Robins, Jr.
Ronald A. Robins, Jr.
Attorney-in-Fact