Form 10-Q
period 2022-04-30
BIG LOTS INC
filed 2022-06-08
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 3, 2022, was 28,917,471.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2022

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net sales	$1,374,714	$1,625,552
Cost of sales (exclusive of depreciation expense shown separately below)	870,120	971,605
Gross margin	504,594	653,947
Selling and administrative expenses	480,779	497,418
Depreciation expense	37,356	33,977
Operating (loss) profit	(13,541)	122,552
Interest expense	(2,750)	(2,568)
Other income (expense)	1,040	960
(Loss) income before income taxes	(15,251)	120,944
Income tax (benefit) expense	(4,169)	26,381
Net (loss) income and comprehensive (loss) income	$(11,082)	$94,563

Earnings (loss) per common share
Basic	$(0.39)	$2.68
Diluted	$(0.39)	$2.62

Weighted-average common shares outstanding
Basic	28,621	35,349
Dilutive effect of share-based awards	—	693
Diluted	28,621	36,042

Cash dividends declared per common share	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	April 30, 2022	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$61,707	$53,722
Inventories	1,338,737	1,237,797
Other current assets	125,362	119,449
Total current assets	1,525,806	1,410,968
Operating lease right-of-use assets	1,729,053	1,731,995
Property and equipment - net	749,416	735,826
Deferred income taxes	10,199	10,973
Other assets	37,283	37,491
Total assets	$4,051,757	$3,927,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$488,524	$587,496
Current operating lease liabilities	233,683	242,275
Property, payroll, and other taxes	95,920	90,728
Accrued operating expenses	121,977	120,684
Insurance reserves	36,227	36,748
Accrued salaries and wages	24,745	45,762
Income taxes payable	1,325	894
Total current liabilities	1,002,401	1,124,587
Long-term debt	270,800	3,500
Noncurrent operating lease liabilities	1,577,932	1,569,713
Deferred income taxes	22,854	21,413
Insurance reserves	59,847	62,591
Unrecognized tax benefits	10,623	10,557
Other liabilities	126,972	127,529
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 28,893 shares and 28,476, respectively	1,175	1,175
Treasury shares - 88,602 shares and 89,019 shares, respectively, at cost	(3,107,806)	(3,121,602)
Additional paid-in capital	619,754	640,522
Retained earnings	3,467,205	3,487,268
Total shareholders’ equity	980,328	1,007,363
Total liabilities and shareholders’ equity	$4,051,757	$3,927,253

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended May 1, 2021
Balance - January 30, 2021	35,535	$1,175	81,960	$(2,709,259)	$634,813	$3,351,002	$1,277,731
Comprehensive income	—	—	—	—	—	94,563	94,563
Dividends declared ($0.30 per share)	—	—	—	—	—	(11,206)	(11,206)
Purchases of common shares	(1,538)	—	1,538	(104,491)	—	—	(104,491)
Restricted shares vested	390	—	(390)	12,995	(12,995)	—	—
Performance shares vested	533	—	(533)	17,770	(17,770)	—	—
Other	—	—	—	(2)	—	—	(2)
Share-based employee compensation expense	—	—	—	—	11,907	—	11,907
Balance - May 1, 2021	34,920	$1,175	82,575	$(2,782,987)	$615,955	$3,434,359	$1,268,502
Thirteen Weeks Ended April 30, 2022
Balance - January 29, 2022	28,476	1,175	89,019	(3,121,602)	640,522	3,487,268	1,007,363
Comprehensive income	—	—	—	—	—	(11,082)	(11,082)
Dividends declared ($0.30 per share)	—	—	—	—	—	(8,981)	(8,981)
Purchases of common shares	(280)	—	281	(10,639)	—	—	(10,639)
Restricted shares vested	356	—	(356)	12,483	(12,483)	—	—
Performance shares vested	341	—	(342)	11,952	(11,952)	—	—
Share-based employee compensation expense	—	—	—	—	3,667	—	3,667
Balance - April 30, 2022	28,893	1,175	88,602	(3,107,806)	619,754	3,467,205	980,328

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Operating activities:
Net (loss) income	$(11,082)	$94,563
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	37,631	34,116
Non-cash lease expense	68,473	64,457
Deferred income taxes	2,215	(5,369)
Non-cash impairment charge	222	194
(Gain) loss on disposition of property and equipment	(1,568)	780
Non-cash share-based compensation expense	3,667	11,907
Unrealized gain on fuel derivatives	(699)	(1,005)
Change in assets and liabilities:
Inventories	(100,940)	38,813
Accounts payable	(98,972)	(17,492)
Operating lease liabilities	(66,127)	(53,511)
Current income taxes	(8,856)	29,435
Other current assets	3,908	1,294
Other current liabilities	(20,432)	2,703
Other assets	107	389
Other liabilities	(3,780)	3,019
Net cash (used in) provided by operating activities	(196,233)	204,293
Investing activities:
Capital expenditures	(43,741)	(32,160)
Cash proceeds from sale of property and equipment	2,505	7
Other	(5)	(17)
Net cash used in investing activities	(41,241)	(32,170)
Financing activities:
Net proceeds from (repayments of) long-term debt	267,300	(3,580)
Payment of finance lease obligations	(497)	(1,293)
Dividends paid	(10,705)	(12,460)
Payment for treasury shares acquired	(10,639)	(101,016)
Other	—	(1)
Net cash provided by (used in) financing activities	245,459	(118,350)
Increase in cash and cash equivalents	7,985	53,773
Cash and cash equivalents:
Beginning of period	53,722	559,556
End of period	$61,707	$613,329

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries. We are a home discount retailer in the United States (“U.S.”). At April 30, 2022, we operated 1,434 stores in 47 states and an e-commerce platform. We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. The consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole. We have historically experienced seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter. The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (“2021 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2022 (“2022”) is comprised of the 52 weeks that began on January 30, 2022 and will end on January 28, 2023. Fiscal year 2021 (“2021”) was comprised of the 52 weeks that began on January 31, 2021 and ended on January 29, 2022. The fiscal quarters ended April 30, 2022 (“first quarter of 2022”) and May 1, 2021 (“first quarter of 2021”) were both comprised of 13 weeks.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs to stores in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $82.0 million and $66.2 million for the first quarter of 2022 and the first quarter of 2021, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing and advertising, payment card-linked marketing and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $21.4 million and $21.8 million for the first quarter of 2022 and the first quarter of 2021, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2022 and the first quarter of 2021:

	Thirteen Weeks Ended
(In thousands)	April 30, 2022	May 1, 2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,326	$468
Cash paid for income taxes, excluding impact of refunds	2,933	2,303
Gross proceeds from long-term debt	648,200	—
Gross payments of long-term debt	380,900	3,580
Cash paid for operating lease liabilities	90,725	76,727
Non-cash activity:
Share repurchases payable	—	3,476
Assets acquired under finance leases	1,377	—
Accrued property and equipment	26,073	26,306
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	65,753	47,661

Reclassifications
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

NOTE 2 – DEBT

Bank Credit Facility
On September 22, 2021, we entered into a $600 million five-year unsecured credit facility (“Credit Agreement”) that expires on September 22, 2026. In connection with our entry into the Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $1.2 million, which are being amortized over the term of the Credit Agreement.

Borrowings under the Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The Credit Agreement includes a $50 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The Credit Agreement also contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the Credit Agreement. Under the Credit Agreement, we have the option to establish incremental term loans and/or increases in the revolving credit limits in an aggregate amount of up to $300 million, subject to the lenders agreeing to increase their commitments. Additionally, the Credit Agreement includes two options to extend the maturity date of the Credit Agreement by one year each, subject to each lender agreeing to extend the maturity date of its respective loans. The interest rates, pricing and fees under the Credit Agreement fluctuate based on our debt rating or leverage ratio, whichever results in more favorable pricing to us. The Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. The Credit Agreement updated the LIBOR fallback language to implement fallback provisions, pursuant to which the interest rate on the loans will transition to an alternative rate upon the occurrence of certain LIBOR cessation events. Loans made under the Credit Agreement may be prepaid without penalty. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA, which was amended concurrent with our entry into the Credit Agreement to conform with the covenants of the Credit Agreement. A violation of any of the covenants could result in a default under the Credit Agreement that would permit the lenders to restrict our ability to further access the Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Agreement. At April 30, 2022, we had $270.8 million in outstanding borrowings under the Credit Agreement and $5.0 million committed to outstanding letters of credit, leaving $324.2 million available under the Credit Agreement.

The fair value of our long-term debt is estimated based on the quoted market prices for same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. Given the variable rate features and relatively short maturity of the instruments underlying our long-term debt, the carrying value of these instruments approximates their fair value.

NOTE 3 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share for all periods presented. At May 1, 2021, all outstanding awards were included in our computation of earnings per share because the minimum applicable performance conditions had been attained. At April 30, 2022, performance share units that vest based on relative total shareholder return (“TSR PSUs” - see Note 4 for a more detailed description of these awards), were excluded from our computation of earnings per share because the minimum applicable performance conditions had not been attained. Antidilutive restricted stock units (“RSUs”), performance share units (“PSUs”), performance restricted share units (“PRSUs”), and TSR PSUs are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The RSUs, PSUs, PRSUs, and TSR PSUs that were antidilutive, as determined under the treasury stock method, were 0.4 million and 0.1 million for the first quarter of 2022 and the first quarter of 2021, respectively. Due to the net loss in first quarter of 2022, any potentially dilutive shares were excluded from the denominator in computing diluted earnings (loss) per common share for the first quarter of 2022.

Share Repurchase Programs
On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares (“2021 Repurchase Authorization”). Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the first quarter of 2022, no shares were repurchased under the 2021 Repurchase Authorization. As of April 30, 2022, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

Purchases of common shares reported in the consolidated statements of shareholders’ equity include shares acquired to satisfy income tax withholdings associated with the vesting of share-based awards.

Dividends
We declared and paid cash dividends per common share during the first quarter of 2022 as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2022:		(In thousands)	(In thousands)
First quarter	$0.30	$8,981	$10,705
Total	$0.30	$8,981	$10,705

The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of RSUs and PSUs. The payment of future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

NOTE 4 – SHARE-BASED PLANS

We have issued RSUs, PSUs, PRSUs, and TSR PSUs under our shareholder-approved equity compensation plans. We recognized share-based compensation expense of $3.7 million and $11.9 million in the first quarter of 2022 and the first quarter of 2021, respectively. As of April 30, 2022, there were no PRSUs outstanding.

Non-vested Restricted Stock Units
The following table summarizes the non-vested RSU activity for the first quarter of 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested RSUs at January 29, 2022	909,287	$33.87
Granted	418,247	38.13
Vested	(355,911)	29.29
Forfeited	(23,271)	29.59
Outstanding non-vested RSUs at April 30, 2022	948,352	$37.52

The non-vested RSUs granted in the first quarter of 2022 generally vest and are expensed on a ratable basis over three years from the grant date of the award, if a threshold financial performance objective is achieved and the grantee remains employed by us through the vesting dates.

Performance Share Units
Prior to 2020, in 2021, and in the first quarter of 2022, we issued PSUs to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. The financial performance objectives for each fiscal year within the three-year performance period will be approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

In the first quarter of 2022, we also awarded TSR PSUs to certain members of management, which vest based on the achievement of total shareholder return (“TSR”) targets relative to a peer group over a three-year performance period and require the grantee to remain employed by us through the end of the performance period. If we meet the applicable performance thresholds over the three-year performance period and the grantee remains employed by us through the end of the performance period, the TSR PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period. We use a Monte Carlo simulation to estimate the fair value of the TSR PSUs on the grant date and recognize expense over the service period. The TSR PSUs have a contractual period of three years.

We have begun or expect to begin recognizing expense related to PSUs and TSR PSUs as follows:

Issue Year	Measurement Basis	Outstanding PSUs and TSR PSUs at April 30, 2022	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2019	ROIC/EPS	6,109	March 2021		Fiscal 2021
2021	ROIC/EPS	170,426		March 2023	Fiscal 2023
2022	Relative TSR	68,231	March 2022		Fiscal 2022 - 2024
2022	ROIC/EPS	272,951		March 2024	Fiscal 2024
Total		517,717

During the first quarter of 2022, the PSUs issued in 2019 vested with an average performance attainment higher than the targets established. During the first quarters of 2022 and 2021, we recognized $0.1 million and $8.6 million in share-based compensation expense related to PSUs and TSR PSUs, respectively.

The following table summarizes the activity related to PSUs and TSR PSUs for the first quarter of 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs and TSR PSUs at January 29, 2022	240,110	$70.24
Granted	68,231	58.09
Vested	(234,001)	70.24
Forfeited	—	—
Outstanding PSUs and TSR PSUs at April 30, 2022	74,340	$59.09

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(In thousands)	2022	2021
Total fair value of restricted stock vested	$12,631	$26,901
Total fair value of performance shares vested	$13,753	$37,168

The total unearned compensation expense related to all share-based awards outstanding, excluding PSUs issued in 2021 and 2022, at April 30, 2022 was approximately $32.9 million. This compensation cost is expected to be recognized through March 2025 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.4 years from April 30, 2022.

NOTE 5 – INCOME TAXES
In 2021, the provision for income taxes was based on a current estimate of the annual effective tax rate, adjusted to reflect the effect of discrete items.

For 2022, the Company's estimated annual effective tax rate has fluctuated with changes in estimated full-year pre-tax earnings due to uncertainty in our forecasted earnings resulting from an unpredictable retail landscape due to macroeconomic pressures, including cost inflation, and a decline in consumer discretionary spending. Differences between pre-tax and taxable income, such as non-deductible executive compensation, cause the effective income rate to vary significantly. Accordingly, the Company does not believe that it can estimate the annual effective tax rate for 2022 with sufficient precision and, as permitted by GAAP, has determined the income tax benefit for the first quarter of 2022 based upon the year-to-date pre-tax loss and the effect of differences between book and taxable loss.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through April 29, 2023, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $4.0 million. Actual results may differ materially from this estimate.

NOTE 6 – CONTINGENCIES

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

NOTE 7 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which are consistent with our internal management and reporting of merchandise net sales: Food; Consumables; Soft Home; Hard Home; Furniture; Seasonal; and Apparel, Electronics, & Other. The Food category includes our beverage & grocery; specialty foods; and pet departments. The Consumables category includes our health, beauty and cosmetics; plastics; paper; and chemical departments. The Soft Home category includes our home décor; frames; fashion bedding; utility bedding; bath; window; decorative textile; and area rugs departments. The Hard Home category includes our small appliances; table top; food preparation; stationery; home maintenance; home organization; and toys departments. The Furniture category includes our upholstery; mattress; ready-to-assemble; and case goods departments. The Seasonal category includes our lawn & garden; summer; Christmas; and other holiday departments. The Apparel, Electronics, & Other department includes our apparel; electronics; jewelry; hosiery; and candy & snacks departments, as well as the assortments for The Lot, our cross-category presentation solution, and the Queue Line, our streamlined checkout experience.

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

The following table presents net sales data by merchandise category:

	First Quarter
(In thousands)	2022	2021
Furniture	$390,386	$481,431
Seasonal	234,171	303,918
Food	176,620	180,297
Soft Home	166,295	223,854
Consumables	155,310	162,388
Hard Home	129,284	152,198
Apparel, Electronics, & Other	122,648	121,466
Net sales	$1,374,714	$1,625,552

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, developments related to the COVID-19 pandemic, the current economic and credit conditions, inflation, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

The following are the results from the first quarter of 2022 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2021:

•Net sales decreased $250.8 million, or 15.4%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce operations, decreased $268.3 million, or 17.0%.
•Gross margin dollars decreased $149.3 million, while gross margin rate decreased 350 basis points to 36.7% of sales.
•Selling and administrative expenses decreased $16.6 million. As a percentage of net sales, selling and administrative expenses increased 440 basis points to 35.0% of net sales.
•Operating (loss) profit rate decreased 850 basis points to (1.0)%.
•Diluted earnings (loss) per share decreased to $(0.39) per share from $2.62 per share.
•Cash and cash equivalents decreased $551.6 million, from $613.3 million at the end of the first quarter of 2021 to $61.7 million at the end of the first quarter of 2022.
•Inventory increased by 48.5% or $437.2 million, from $901.5 million at the end of the first quarter 2021 to $1,338.7 million at the end of the first quarter 2022.
•We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the first quarter of 2022, which was consistent with the quarterly cash dividend of $0.30 per common share paid in the first quarter of 2021.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2022 and the first quarter of 2021:

	2022	2021
Stores open at the beginning of the fiscal year	1,431	1,408
Stores opened during the period	7	13
Stores closed during the period	(4)	(8)
Stores open at the end of the period	1,434	1,413

We expect our store count at the end of 2022 to increase by approximately 30 stores compared to our store count at the end of 2021.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	First Quarter
	2022	2021
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	63.3	59.8
Gross margin	36.7	40.2
Selling and administrative expenses	35.0	30.6
Depreciation expense	2.7	2.1
Operating (loss) profit	(1.0)	7.5
Interest expense	(0.2)	(0.2)
Other income (expense)	0.1	0.1
(Loss) income before income taxes	(1.1)	7.4
Income tax (benefit) expense	(0.3)	1.6
Net (loss) income and comprehensive (loss) income	(0.8)%	5.8%

FIRST QUARTER OF 2022 COMPARED TO FIRST QUARTER OF 2021

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the first quarter of 2022 compared to the first quarter of 2021 were as follows:

First Quarter
($ in thousands)	2022		2021		Change		Comps
Furniture	$390,386	28.4%	$481,431	29.6%	$(91,045)	(18.9)%	(20.8)%
Seasonal	234,171	17.0	303,918	18.7	(69,747)	(22.9)	(24.0)
Food	176,620	12.9	180,297	11.1	(3,677)	(2.0)	(3.2)
Soft Home	166,295	12.1	223,854	13.8	(57,559)	(25.7)	(27.1)
Consumables	155,310	11.3	162,388	10.0	(7,078)	(4.4)	(5.5)
Hard Home	129,284	9.4	152,198	9.4	(22,914)	(15.1)	(16.7)
Apparel, Electronics, & Other	122,648	8.9	121,466	7.4	1,182	1.0	(1.1)
Net sales	$1,374,714	100.0%	$1,625,552	100.0%	$(250,838)	(15.4)%	(17.0)%

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

Net sales decreased $250.8 million, or 15.4%, to $1,374.7 million in the first quarter of 2022, compared to $1,625.6 million in the first quarter of 2021. The decrease in net sales was primarily driven by a 17.0% decrease in our comps, which decreased net sales by $268.3 million, partially offset by our non-comparable sales, which increased net sales by $17.5 million, driven by the net increase of 21 stores since the first quarter of 2021 and increased sales of our new and relocated stores compared to closed stores. Our comps are calculated based on the results of all stores that were open at least fifteen months plus the results of our e-commerce net sales.

Our net sales and comps decreased in the first quarter of 2022 due to the absence of government sponsored relief packages that were present in the first quarter of 2021, which included government stimulus payments and enhanced unemployment benefits, and resulted in increased net sales and comps in the first quarter of 2021. Additionally, we experienced decreased demand in the first quarter of 2022 as a result of general economic pressures on our customers caused by inflation and other macroeconomic impacts, including rising fuel and food prices, which we believe impacted the discretionary spending of our customers.

In the first quarter of 2022, we experienced decreased comps and net sales in all of our merchandise categories except our Apparel, Electronics, & Other category where net sales increased slightly. Our home products categories - Furniture, Seasonal, Soft Home, and Hard Home - were most impacted, as purchases from these categories are generally more discretionary. As discussed above, the absence of stimulus and enhanced unemployment benefits and a challenging macroeconomic environment reduced our customer's discretionary spending. Furthermore, our Seasonal category was negatively impacted in the first quarter of 2022 by cooler weather stretching into March and April in much of the country, which led to a slow start to the lawn & garden and summer selling season, both weather-sensitive departments. Accordingly, we experienced lower net sales and comps in our Seasonal category in the first quarter of 2022 in the northern parts of the U.S. compared to the southern U.S., particularly the southeastern U.S.

While our Food and Consumables categories experienced decreased comps and net sales in the first quarter of 2022, these categories performed relatively better than our home products categories in the first quarter of 2022 as they are less sensitive to changes in discretionary spending.

Our Apparel, Electronics, & Other category experienced a slight decrease in comps as a result of the decreased discretionary spending in the first quarter of 2022 discussed above.

Gross Margin
Gross margin dollars decreased $149.3 million, or 22.8%, to $504.6 million for the first quarter of 2022, compared to $653.9 million for the first quarter of 2021. The decrease in gross margin dollars was primarily due to a decrease in net sales and gross margin rate. Gross margin as a percentage of net sales decreased 350 basis points to 36.7% in the first quarter of 2022 compared to 40.2% in the first quarter of 2021. The gross margin rate decrease was primarily due to higher markdowns, higher inbound freight costs, and a higher shrink rate. The higher markdowns were a result of our being more promotional in the first quarter of 2022 compared to the first quarter of 2021. Inbound freight costs increased due to higher ocean carriage rates, detention and demurrage charges related to supply chain delays, and higher fuel costs. The higher shrink rate was driven by a higher rate of theft and other loss in our stores during 2021, which has led to unfavorable physical inventory counts in the 2022 physical inventory cycle and a higher shrink accrual rate in the fourth quarter of 2021 and first quarter of 2022.

Selling and Administrative Expenses
Selling and administrative expenses were $480.8 million for the first quarter of 2022, compared to $497.4 million for the first quarter of 2021. The decrease of $16.6 million in selling and administrative expenses was driven by decreases in accrued bonus expense of $19.1 million, share-based compensation expense of $8.2 million, and self-insurance expense of $3.6 million, partially offset by increases in distribution and transportation expense of $15.8 million. The decrease in accrued bonus expense was due to lower performance in the first quarter of 2022 relative to our quarterly and annual operating plans as compared to the first quarter of 2021. Our share-based compensation expense decreased due to the 2019 PSUs granted in the first quarter of 2021, which carried a higher grant date fair value and for which substantially more awards were granted than the 2022 TSR PSUs granted in the first quarter of 2022. The decrease in self-insurance expense was primarily driven by favorable workers' compensation, general liability, and healthcare claims experience, which led to lower incurred expense in the first quarter of 2022. The increase in distribution and transportation expenses was driven by increased fuel costs and outbound transportation rates.

As a percentage of net sales, selling and administrative expenses increased 440 basis points to 35.0% for the first quarter of 2022 compared to 30.6% for the first quarter of 2021.

Depreciation Expense
Depreciation expense increased $3.4 million to $37.4 million in the first quarter of 2022, compared to $34.0 million for the first quarter of 2021. Depreciation expense as a percentage of sales increased 60 basis points compared to the first quarter of 2021. The increase was primarily driven by investments in our strategic initiatives, new stores, and supply chain improvements.

Interest Expense
Interest expense was $2.8 million in the first quarter of 2022, compared to $2.6 million in the first quarter of 2021. The increase in interest expense was driven by an increase in total average borrowings. We had total average borrowings (including finance leases and the financing liability related to the sale and leaseback transactions for four of our distribution centers) of $301.1 million in the first quarter of 2022 compared to total average borrowings of $180.7 million in the first quarter of 2021. The increase in total average borrowings was driven by our borrowings under the Credit Agreement throughout the first quarter of 2022, while we had no borrowings under our revolving credit facility in the first quarter of 2021, partially offset by the repayment of the balance of a term note agreement in the second quarter of 2021.

Other Income (Expense)
Other income (expense) was $1.0 million in the first quarter of 2022 and in the first quarter of 2021. The income in both years was driven by unrealized gains on our diesel fuel derivatives.

Income Taxes
The effective income tax rate for the first quarter of 2022 and the first quarter of 2021 was 27.3% and 21.8%, respectively. The increase in the effective income tax rate was primarily attributable to audit settlements and a net deficiency associated with vesting of share-based payment awards in 2022 compared to a net benefit in the first quarter of 2021, partially offset by an increase in employment-related tax credits in 2022. Additionally, the increase in the effective income tax rate was impacted by the loss before income taxes in the first quarter of 2022 compared to the income before income taxes in the first quarter of 2021.

Known Trends and 2022 Guidance
In late 2021 and early 2022, the U.S. economy has experienced its highest inflationary period in decades, which has adversely impacted costs in our business and adversely impacted the buying power of our customers. We expect the inflationary environment to continue and negatively impact discretionary spending by our customers. At this time, the Company does not believe it has sufficient visibility to provide full year guidance for 2022.

Given a wider-than-usual range of potential outcomes, we are not currently providing earnings per share guidance for the second quarter of 2022. However, we do anticipate a loss in the second quarter of 2022. As of May 27, 2022, we expect the following in the second quarter of 2022:
•A comparable sales decrease in the mid-to-high single digits compared to the second quarter of 2021;
•Gross margin rate in the low 30s as result of increased promotional activity and inbound transportation costs; and
•Selling and administrative expenses slightly up compared to the second quarter of 2021.

Capital Resources and Liquidity
On September 22, 2021, we entered into the Credit Agreement which provides for a $600 million five-year unsecured credit facility that expires on September 22, 2026. Borrowings under the Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The Credit Agreement includes a $50 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The Credit Agreement also contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the Credit Agreement. Under the Credit Agreement, we have the option to establish incremental term loans and/or increases in the revolving credit limits in an aggregate amount of up to $300 million, subject to the lenders agreeing to increase their commitments. Additionally, the Credit Agreement includes two options to extend the maturity date of the Credit Agreement by one year each, subject to each lender agreeing to extend the maturity date of its respective loans. The interest rates, pricing and fees under the Credit Agreement fluctuate based on our debt rating or leverage ratio, whichever results in more favorable pricing to us. The Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. The Credit Agreement updated the LIBOR fallback language to implement fallback provisions, pursuant to which the interest rate on the loans will transition to an alternative rate upon the occurrence of certain LIBOR cessation events. Loans made under the Credit Agreement may be prepaid without penalty. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA, which was amended concurrent with our entry into the Credit Agreement to conform with the covenants of the Credit Agreement. A violation of any of the covenants could result in a default under the Credit Agreement that would permit the lenders to restrict our ability to further access the Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Agreement. At April 30, 2022, we were in compliance with the covenants of the Credit Agreement.

At April 30, 2022, we had $270.8 million of borrowings under the Credit Agreement, and the borrowings available under the Credit Agreement were $324.2 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $5.0 million.

The primarily source of our liquidity is cash flows from operations and borrowings under our credit facility as necessary. Our net income and, consequently, our cash provided by operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Our cash provided by operations typically peaks in the fourth quarter of each fiscal year due to net sales generated during the holiday selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter as we build our inventory levels prior to the holiday selling season. We have historically funded those requirements with cash provided by operations and borrowings under our credit facility. We expect to borrow under the Credit Agreement during 2022 to fund our cash requirements. However, we currently expect to reduce our borrowings under the Credit Agreement at the end of the second quarter of 2022 compared to the first quarter of 2022. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares under the 2021 Repurchase Authorization. Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the first quarter of 2022, we did not repurchase shares under the 2021 Repurchase Authorization. As of April 30, 2022, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

In March 2022, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on April 1, 2022 to shareholders of record as of the close of business on March 18, 2022. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2021. In the first quarter of 2022, we paid approximately $10.7 million in dividends, compared to the dividends paid of $12.5 million in the first quarter of 2021.

In May 2022, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on June 24, 2022 to shareholders of record as of the close of business on June 10, 2022.

The following table compares the primary components of our cash flows from the first quarter 2022 compared to the first quarter 2021:

(In thousands)	2022	2021	Change
Net cash (used in) provided by operating activities	$(196,233)	$204,293	$(400,526)
Net cash used in investing activities	(41,241)	(32,170)	(9,071)
Net cash provided by (used in) financing activities	$245,459	$(118,350)	$363,809

Cash (used in) provided by operating activities decreased by $400.5 million to cash used in operating activities of $196.2 million in the first quarter of 2022 compared to cash provided by operating activities of $204.3 million in the first quarter of 2021. The decrease was driven by the combined increase in cash outflows from inventories and accounts payable, which were driven by increased inventory levels at the end of the first quarter of 2022, a lower net (loss) income after adjusting for non-cash activities such as non-cash share-based compensation expense and non-cash lease expense, and an increase in cash outflows from current income taxes, which was driven by our lower (loss) income before income taxes in the year-to-date 2022.

Cash used in investing activities increased by $9.1 million to $41.2 million in the first quarter of 2022 compared to $32.2 million in the first quarter of 2021. The increase was principally driven by an increase in capital expenditures, which was primarily due to increased investments in new stores.

Cash provided by (used in) financing activities increased by $363.8 million to cash provided by financing activities of $245.5 million in the first quarter of 2022 compared to cash used in financing activities of $118.4 million in the first quarter of 2021. The increase was driven by net proceeds from long-term debt due to borrowings under the Credit Agreement to fund working capital requirements, and a decrease in payment for treasury shares acquired. The decrease in payment for treasury shares acquired was due to shares repurchased under a share repurchase authorization in first quarter of 2021, whereas there were no shares repurchased in the first quarter of 2022 under the 2021 Repurchase Authorization.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund our cash requirements, including ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. See note 1 to our consolidated financial statements included in our 2021 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Form 10-K. Had we used estimates, judgments, and assumptions different from any of those discussed in our 2021 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the Credit Agreement. We had $270.8 million in borrowings under the Credit Agreement at April 30, 2022. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $2.7 million.

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At April 30, 2022, we had outstanding derivative instruments, in the form of collars, covering 0.9 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2022	900	900	$1,555
Total	900	900	$1,555

Additionally, at April 30, 2022, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $0.4 million.

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

Part II. Other Information

Item 1. Legal Proceedings

For information regarding certain legal proceedings to which we have been named a party or are subject, see note 6 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

During the first quarter of 2022, there were no material changes to the risk factors previously disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 30, 2022 - February 26, 2022	1	$42.09	—	$159,425
February 27, 2022 - March 26, 2022	49	36.58	—	159,425
March 27, 2022 - April 30, 2022	230	38.17	—	159,425
Total	280	$37.91	—	$159,425

(1)     In February, March, and April 2022, in connection with the vesting of certain outstanding RSUs and PSUs, we acquired 1,340, 48,998 and 230,300 of our common shares, respectively, which were withheld to satisfy income tax withholdings.
(2)     The 2021 Repurchase Authorization is comprised of a December 1, 2021 authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares. During the first quarter of 2022, we had no repurchases under the 2021 Repurchase Authorization. At April 30, 2022, the 2021 Repurchase Authorization has $159.4 million of remaining authorization. The 2021 Repurchase Authorization has no scheduled termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document
10.1	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-K dated March 29, 2022).
10.2	Big Lots, Inc. Executive Severance Agreement.
10.3	Big Lots, Inc. Senior Executive Severance Agreement.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 8, 2022

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)