Form 10-Q
period 2022-07-30
BIG LOTS INC
filed 2022-09-07
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 2, 2022, was 28,941,890.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 30, 2022

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$1,346,221	$1,457,374	$2,720,935	$3,082,926
Cost of sales (exclusive of depreciation expense shown separately below)	907,673	879,577	1,777,793	1,851,182
Gross margin	438,548	577,797	943,142	1,231,744
Selling and administrative expenses	510,444	488,658	991,223	986,076
Depreciation expense	37,197	35,289	74,553	69,266
Operating (loss) profit	(109,093)	53,850	(122,634)	176,402
Interest expense	(3,904)	(2,296)	(6,654)	(4,864)
Other income (expense)	257	(133)	1,297	827
(Loss) income before income taxes	(112,740)	51,421	(127,991)	172,365
Income tax (benefit) expense	(28,590)	13,714	(32,759)	40,095
Net (loss) income and comprehensive (loss) income	$(84,150)	$37,707	$(95,232)	$132,270

Earnings (loss) per common share
Basic	$(2.91)	$1.11	$(3.31)	$3.81
Diluted	$(2.91)	$1.09	$(3.31)	$3.75

Weighted-average common shares outstanding
Basic	28,919	34,004	28,770	34,676
Dilutive effect of share-based awards	—	712	—	643
Diluted	28,919	34,716	28,770	35,319

Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	July 30, 2022	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$49,144	$53,722
Inventories	1,159,008	1,237,797
Other current assets	110,926	119,449
Total current assets	1,319,078	1,410,968
Operating lease right-of-use assets	1,700,600	1,731,995
Property and equipment - net	753,696	735,826
Deferred income taxes	20,991	10,973
Other assets	36,995	37,491
Total assets	$3,831,360	$3,927,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403,697	$587,496
Current operating lease liabilities	233,883	242,275
Property, payroll, and other taxes	95,323	90,728
Accrued operating expenses	121,583	120,684
Insurance reserves	40,210	36,748
Accrued salaries and wages	23,476	45,762
Income taxes payable	1,632	894
Total current liabilities	919,804	1,124,587
Long-term debt	252,600	3,500
Noncurrent operating lease liabilities	1,572,575	1,569,713
Deferred income taxes	—	21,413
Insurance reserves	59,621	62,591
Unrecognized tax benefits	8,266	10,557
Other liabilities	127,767	127,529
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 28,932 shares and 28,476 shares, respectively	1,175	1,175
Treasury shares - 88,563 shares and 89,019 shares, respectively, at cost	(3,106,360)	(3,121,602)
Additional paid-in capital	621,925	640,522
Retained earnings	3,373,987	3,487,268
Total shareholders’ equity	890,727	1,007,363
Total liabilities and shareholders’ equity	$3,831,360	$3,927,253

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended July 31, 2021
Balance - May 1, 2021	34,920	$1,175	82,575	$(2,782,987)	$615,955	$3,434,359	$1,268,502
Comprehensive income	—	—	—	—	—	37,707	37,707
Dividends declared ($0.30 per share)	—	—	—	—	—	(10,611)	(10,611)
Purchases of common shares	(2,411)	—	2,411	(153,327)	—	—	(153,327)
Restricted shares vested	38	—	(38)	1,265	(1,265)	—	—
Performance shares vested	3	—	(3)	109	(109)	—	—
Other	—	—	—	28	33	—	61
Share-based employee compensation expense	—	—	—	—	11,037	—	11,037
Balance - July 31, 2021	32,550	$1,175	84,945	$(2,934,912)	$625,651	$3,461,455	$1,153,369

Twenty-Six Weeks Ended July 31, 2021
Balance - January 30, 2021	35,535	$1,175	81,960	$(2,709,259)	$634,813	$3,351,002	$1,277,731
Comprehensive income	—	—	—	—	—	132,270	132,270
Dividends declared ($0.60 per share)	—	—	—	—	—	(21,817)	(21,817)
Purchases of common shares	(3,949)	—	3,949	(257,818)	—	—	(257,818)
Restricted shares vested	428	—	(428)	14,260	(14,260)	—	—
Performance shares vested	536	—	(536)	17,879	(17,879)	—	—
Other	—	—	—	26	33	—	59
Share-based employee compensation expense	—	—	—	—	22,944	—	22,944
Balance - July 31, 2021	32,550	$1,175	84,945	$(2,934,912)	$625,651	$3,461,455	$1,153,369

Thirteen Weeks Ended July 30, 2022
Balance - April 30, 2022	28,893	$1,175	88,602	$(3,107,806)	$619,754	$3,467,205	$980,328
Comprehensive loss	—	—	—	—	—	(84,150)	(84,150)
Dividends declared ($0.30 per share)	—	—	—	—	—	(9,068)	(9,068)
Purchases of common shares	(9)	—	9	(241)	—	—	(241)
Restricted shares vested	48	—	(48)	1,687	(1,687)	—	—
Performance shares vested	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	3,858	—	3,858
Balance - July 30, 2022	28,932	$1,175	88,563	$(3,106,360)	$621,925	$3,373,987	$890,727

Twenty-Six Weeks Ended July 30, 2022
Balance - January 29, 2022	28,476	$1,175	89,019	$(3,121,602)	$640,522	$3,487,268	$1,007,363
Comprehensive loss	—	—	—	—	—	(95,232)	(95,232)
Dividends declared ($0.60 per share)	—	—	—	—	—	(18,049)	(18,049)
Purchases of common shares	(289)	—	289	(10,880)	—	—	(10,880)
Restricted shares vested	404	—	(404)	14,170	(14,170)	—	—
Performance shares vested	341	—	(341)	11,952	(11,952)	—	—
Share-based employee compensation expense	—	—	—	—	7,525	—	7,525
Balance - July 30, 2022	28,932	$1,175	88,563	$(3,106,360)	$621,925	$3,373,987	$890,727

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Operating activities:
Net (loss) income	$(95,232)	$132,270
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	75,152	69,669
Non-cash lease amortization expense	137,618	129,958
Deferred income taxes	(31,432)	(8,463)
Non-cash impairment charge	24,328	954
(Gain) loss on disposition of property and equipment	(1,531)	800
Non-cash share-based compensation expense	7,525	22,944
Unrealized gain on fuel derivatives	(257)	(1,365)
Loss on extinguishment of debt	—	535
Change in assets and liabilities:
Inventories	78,789	(3,482)
Accounts payable	(183,800)	(7,836)
Operating lease liabilities	(129,436)	(114,965)
Current income taxes	10,982	(59,900)
Other current assets	(4,330)	(6,561)
Other current liabilities	(19,133)	(15,608)
Other assets	348	809
Other liabilities	(5,000)	2,399
Net cash (used in) provided by operating activities	(135,409)	142,158
Investing activities:
Capital expenditures	(89,372)	(77,075)
Cash proceeds from sale of property and equipment	2,509	13
Other	(9)	(24)
Net cash used in investing activities	(86,872)	(77,086)
Financing activities:
Net proceeds from (repayments of) long-term debt	249,100	(50,264)
Payment of finance lease obligations	(967)	(2,247)
Dividends paid	(19,496)	(22,664)
Payment for treasury shares acquired	(10,880)	(255,752)
Payment for debt issuance cost	(54)	—
Payments to extinguish debt	—	(438)
Other	—	59
Net cash provided by (used in) financing activities	217,703	(331,306)
Decrease in cash and cash equivalents	(4,578)	(266,234)
Cash and cash equivalents:
Beginning of period	53,722	559,556
End of period	$49,144	$293,322

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries. We are a home discount retailer in the United States (“U.S.”). At July 30, 2022, we operated 1,442 stores in 47 states and an e-commerce platform. We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2022 (“2022”) is comprised of the 52 weeks that began on January 30, 2022 and will end on January 28, 2023. Fiscal year 2021 (“2021”) was comprised of the 52 weeks that began on January 31, 2021 and ended on January 29, 2022. The fiscal quarters ended July 30, 2022 (“second quarter of 2022”) and July 31, 2021 (“second quarter of 2021”) were both comprised of 13 weeks. The year-to-date periods ended July 30, 2022 (“year-to-date 2022”) and July 31, 2021 (“year-to-date 2021”) were both comprised of 26 weeks.

Long-Lived Assets
As a result of the net loss and decline in net sales during year-to-date 2022, we performed impairment analyses at the store level. Our long-lived assets primarily consist of property and equipment - net and operating lease right-of-use assets. If the net book value of a store’s long-lived assets is not recoverable by the expected undiscounted future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term. During the second quarter of 2022, the Company recorded aggregate asset impairment charges of $24.1 million related to 56 underperforming store locations, which were comprised of $17.5 million of operating lease right-of-use assets and $6.6 million of property and equipment - net. The impairment charges were recorded in selling and administrative expenses in our accompanying consolidated statements of operations and comprehensive income.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, impairment charges, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs to stores in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $81.9 million and $71.9 million for the second quarter of 2022 and the second quarter of 2021, respectively, and $164.0 million and $138.1 million for the year-to-date 2022 and the year-to-date 2021, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing and advertising, payment card-linked marketing and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $22.0 million and $21.9 million for the second quarter of 2022 and the second quarter of 2021, respectively, and $43.4 million and $43.8 million for the year-to-date 2022 and the year-to-date 2021, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2022 and the year-to-date 2021:

	Twenty-Six Weeks Ended
(In thousands)	July 30, 2022	July 31, 2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,977	$2,310
Cash paid for income taxes, excluding impact of refunds	3,879	108,112
Gross proceeds from long-term debt	998,000	—
Gross payments of long-term debt	748,900	50,264
Cash paid for operating lease liabilities	183,186	163,744
Non-cash activity:
Share repurchases payable	—	2,066
Assets acquired under finance lease	3,792	—
Accrued property and equipment	26,086	30,551
Operating lease assets obtained in exchange for operating lease liabilities	123,906	134,738

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

Borrowings under the Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The Credit Agreement includes a $50 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The Credit Agreement also contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the Credit Agreement. Under the Credit Agreement, we have the option to establish incremental term loans and/or increases in the revolving credit limits in an aggregate amount of up to $300 million, subject to the lenders agreeing to increase their commitments. Additionally, the Credit Agreement includes two options to extend the maturity date of the Credit Agreement by one year each, subject to each lender agreeing to extend the maturity date of its respective loans. The interest rates, pricing and fees under the Credit Agreement fluctuate based on our debt rating or leverage ratio, whichever results in more favorable pricing to us. The Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. The Credit Agreement updated the LIBOR fallback language to implement fallback provisions, pursuant to which the interest rate on the loans will transition to an alternative rate upon the occurrence of certain LIBOR cessation events. Loans made under the Credit Agreement may be prepaid without penalty. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as, subject to the Credit Agreement Consent Letter described below, the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the synthetic lease for our distribution center in Apple Valley, CA (the "Synthetic Lease"), which was amended concurrent with our entry into the Credit Agreement to conform with the covenants of the Credit Agreement. A violation of any of the covenants (including the terms of the Credit Agreement Consent Letter described below and Synthetic Lease Consent Letter described below) could result in a default under the Credit Agreement that would permit the lenders to restrict our ability to further access the Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Agreement.

On July 27, 2022, we entered into a consent letter related to the Credit Agreement (the “Credit Agreement Consent Letter”), which suspended the testing of the Fixed Charge Coverage Ratio under the Credit Agreement (as defined therein) for the quarterly period ended July 30, 2022. Pursuant to the Credit Agreement Consent Letter, we also agreed to amend the Credit Agreement or enter into a new credit facility to replace the Credit Agreement, in each case on terms mutually agreeable among us, the administrative agent and the banks, no later than October 28, 2022 (or a later date approved by the administrative agent in its commercially reasonable discretion).

In connection with the execution of the Credit Agreement Consent Letter, on July 29, 2022, we entered into an engagement letter with PNC Capital Markets LLC and PNC Bank, National Association (the “Engagement Letter”), pursuant to which PNC Capital Markets has agreed to arrange, on a best efforts basis, a five-year, syndicated asset-based revolving credit facility (“New Credit Facility”) in an amount up to $900 million in total commitments with an additional uncommitted increase option of up to $300 million. The New Credit Facility will refinance and replace the Credit Agreement. The Engagement Letter provides, among other things, that (a) borrowings under the New Credit Facility will be subject to a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves, (b) obligations under the New Credit Facility will be guaranteed by certain of our domestic subsidiaries and will be secured by our working capital assets, subject to customary exceptions, (c) interest payable under the New Credit Facility will fluctuate based on our availability and outstanding borrowings under the facility, and the New Credit Facility will allow us to select our index rate for each borrowing from multiple interest rate options, including one, three or six month adjusted Term SOFR and (d) the New Credit Facility will contain customary affirmative and negative covenants and events of default, and the only financial covenant under the New Credit Facility will be a springing fixed charge coverage ratio. As of September 7, 2022, we expect to enter into the New Credit Facility during the fiscal quarter ending October 28, 2022, subject to the satisfaction of customary closing conditions.

On July 27, 2022, we also entered into a consent letter related to the Synthetic Lease (the “Synthetic Lease Consent Letter”), which suspended testing of the Fixed Charge Coverage Ratio under the Synthetic Lease (as defined therein) for the quarterly period ended July 30, 2022. Pursuant to the Synthetic Lease Consent Letter, we also agreed to amend the Synthetic Lease on terms mutually agreeable among us, the lessor, the administrative agent, and the lease participants, no later than October 28, 2022 (or a later date approved by the majority secured parties in their commercially reasonable discretion). As of September 7, 2022, we expect to enter into such an amendment during the fiscal quarter ending October 28, 2022.

We expect that the finalization of the New Credit Facility and amendment of the Synthetic Lease, combined with the availability of alternative measures to manage cash flow, if necessary, will provide sufficient liquidity to fund operations in the foreseeable future.

At July 30, 2022, we had $252.6 million in borrowings outstanding under the Credit Agreement and $5.8 million committed to outstanding letters of credit, leaving $341.6 million available under the Credit Agreement.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share for all periods presented. At July 31, 2021, all outstanding awards were included in our computation of earnings per share because the minimum applicable performance conditions had been attained. At July 30, 2022, performance share units that vest based on relative total shareholder return (“TSR PSUs” - see Note 4 for a more detailed description of these awards), were excluded from our computation of earnings (loss) per share because the minimum applicable performance conditions had not been attained. Antidilutive restricted stock units (“RSUs”), performance share units (“PSUs”), performance restricted share units (“PRSUs”), and TSR PSUs are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The RSUs, PSUs, PRSUs, and TSR PSUs that were antidilutive, as determined under the treasury stock method, were 0.6 million and 0.2 million for the second quarter of 2022 and the second quarter of 2021, respectively, and 0.4 million and 0.1 million for the year-to-date 2022 and the year-to-date 2021, respectively. Due to the net loss in the second quarter of 2022 and the year-to-date 2022, any potentially dilutive shares were excluded from the denominator in computing diluted earnings (loss) per common share for the second quarter of 2022 and the year-to-date 2022.

Share Repurchase Programs
On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares (“2021 Repurchase Authorization”). Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the second quarter of 2022 and in the year-to-date 2022, no shares were repurchased under the 2021 Repurchase authorization. As of July 30, 2022, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

Purchases of common shares reported in the consolidated statements of shareholders’ equity include shares acquired to satisfy income tax withholdings associated with the vesting of share-based awards.

Dividends
The Company declared and paid cash dividends per common share during the quarterly periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2022:		(In thousands)	(In thousands)
First quarter	$0.30	$8,981	$10,705
Second quarter	0.30	9,068	8,791
Total	$0.60	$18,049	$19,496

The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of share-based awards. The payment of future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

NOTE 4 – SHARE-BASED PLANS

We have issued RSUs, PSUs, PRSUs and TSR PSUs under our shareholder-approved equity compensation plans. We recognized share-based compensation expense of $3.9 million and $11.0 million in the second quarter of 2022 and the second quarter of 2021, respectively, and $7.5 million and $22.9 million for the year-to-date 2022 and the year-to-date 2021, respectively. At July 30, 2022, we had no outstanding PRSUs.

Non-vested Restricted Stock Units
The following table summarizes the non-vested restricted stock units activity for the year-to-date 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested RSUs at January 29, 2022	909,287	$33.87
Granted	418,247	38.13
Vested	(355,911)	29.29
Forfeited	(23,271)	29.59
Outstanding non-vested RSUs at April 30, 2022	948,352	$37.52
Granted	83,912	27.34
Vested	(48,096)	43.03
Forfeited	(83,399)	41.98
Outstanding non-vested RSUs at July 30, 2022	900,769	$35.87

The non-vested restricted stock units granted in the year-to-date 2022 generally vest and are expensed on a ratable basis over three years from the grant date of the award, if a threshold financial performance objective is achieved and the grantee remains employed by us through the vesting dates. In the year-to-date 2022, an immaterial amount of non-vested restricted stock units were granted with a minimum service requirement of one year and no required financial performance objectives.

Non-vested Restricted Stock Units Granted to Non-Employee Directors
In the second quarter of 2022, 14,770 common shares underlying the restricted stock units granted in 2021 to the non-employee directors vested on the trading day immediately preceding our 2022 Annual Meeting of Shareholders (“2022 Annual Meeting”). These units were part of the annual compensation of the non-employee directors of the Board. In the second quarter of 2022, the chairman of our Board received an annual restricted stock unit grant having a grant date fair value of approximately $245,000 and the remaining non-employees elected to our Board at our 2022 Annual Meeting each received an annual restricted stock unit grant having a grant date fair value of approximately $145,000. The 2022 restricted stock units will vest on the earlier of (1) the trading day immediately preceding our 2023 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability. However, the non-employee directors will forfeit their restricted stock units if their service on the Board terminates before either vesting event occurs.

Performance Share Units
Prior to 2020, in 2021, and in the year-to-date 2022, we issued PSUs to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. The financial performance objectives for each fiscal year within the three-year performance period are generally approved by the Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year.

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

In the year-to-date 2022, we also awarded TSR PSUs to certain members of management, which vest based on the achievement of total shareholder return (“TSR”) targets relative to a peer group over a three-year performance period and require the grantee to remain employed by us through the end of the performance period. If we meet the applicable performance thresholds over the three-year performance period and the grantee remains employed by us through the end of the performance period, the TSR PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period. We use a Monte Carlo simulation to estimate the fair value of the TSR PSUs on the grant date and recognize expense over the service period. The TSR PSUs have a contractual period of three years.

The number of shares to be distributed upon vesting of the TSR PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of TSR PSUs granted, as defined in the award agreement.

We have begun or expect to begin recognizing expense related to PSUs and TSR PSUs as follows:

Issue Year	Measurement Basis	Outstanding PSUs and TSR PSUs at July 30, 2022	Actual Grant Dates	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2019	ROIC/EPS	6,109	March 2021		Fiscal 2021
2021	ROIC/EPS	143,792		March 2023	Fiscal 2023
2022	Relative TSR	61,235	March 2022 through July 2022		Fiscal 2022 - 2024
2022	ROIC/EPS	244,972		March 2024	Fiscal 2024
Total		456,108

We recognized $0.3 million and $7.2 million of share-based compensation expense related to PSUs, TSR PSUs, and PRSUs in the second quarter of 2022 and 2021, respectively, and $0.4 million and $15.8 million of share-based compensation expense related to PSUs, TSR PSUs, and PRSUs in the year-to-date 2022 and 2021, respectively.

The following table summarizes the activity related to PSUs and TSR PSUs for the year-to-date 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs and TSR PSUs at January 29, 2022	240,110	$70.24
Granted	68,231	58.09
Vested	(234,001)	70.24
Forfeited	—	—
Outstanding PSUs and TSR PSUs at April 30, 2022	74,340	$59.09
Granted	2,609	30.33
Vested	—	—
Forfeited	(9,605)	58.09
Outstanding PSUs and TSR PSUs at July 30, 2022	67,344	$58.12

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(In thousands)	2022	2021	2022	2021
Total fair value of restricted stock vested	$1,289	$2,417	$13,920	$29,318
Total fair value of performance shares vested	$—	$219	$13,753	$37,387

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2021 and 2022, at July 30, 2022 was approximately $27.4 million. This compensation cost is expected to be recognized through July 2025 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.1 years from July 30, 2022.

NOTE 5 – INCOME TAXES

The provision for income taxes was based on a current estimate of the annual effective tax rate, adjusted to reflect the effect of discrete items.

For the first quarter of 2022, the Company's estimated annual effective tax rate fluctuated with changes in the estimated full-year pre-tax earnings. Differences between pre-tax and taxable income, such as non-deductible executive compensation, cause the effective income rate to vary significantly. Accordingly, the Company did not believe that it could estimate the annual effective tax rate for 2022 with sufficient precision and, as permitted by GAAP, the income tax benefit for the first quarter of 2022 was calculated based upon the year-to-date pre-tax loss and the effect of differences between book and taxable loss.

For the year-to-date 2022, the Company determined it could estimate the effective income tax rate with sufficient precision. Therefore, the income tax benefit was based on the estimated annual effective tax rate, adjusted to reflect the effect of discrete items. For the second quarter of 2022, and in consideration of the first quarter of 2022 provision for income taxes discussed above, the Company recorded an immaterial cumulative adjustment to arrive at the year-to-date 2022 estimated effective tax rate.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through July 29, 2023, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $2.0 million. Actual results may differ materially from this estimate.

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

The following table presents net sales data by merchandise category:

	Second Quarter		Year-to-Date
(In thousands)	2022	2021	2022	2021
Seasonal	$331,299	$259,682	$565,470	$563,600
Furniture	294,218	409,078	684,604	890,509
Food	172,513	178,167	349,133	358,464
Soft Home	154,787	183,249	321,082	407,103
Consumables	150,531	159,301	305,842	321,689
Hard Home	127,418	145,702	256,702	297,900
Apparel, Electronics, & Other	115,455	122,195	238,102	243,661
Net sales	$1,346,221	$1,457,374	$2,720,935	$3,082,926

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, developments related to the COVID-19 pandemic, the current economic and credit conditions, inflation, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risk that the parties are unable to reach agreement on the New Credit Facility or an amendment to the Synthetic Lease, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K (as updated in this Quarterly Report on the 10-Q), and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

The following are the results from the second quarter of 2022 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2021:

•Net sales decreased $111.2 million, or 7.6%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce net sales, decreased $129.4 million, or 9.2%.
•Gross margin dollars decreased $139.3 million, while gross margin rate decreased 700 basis points to 32.6% of net sales.
•Selling and administrative expenses increased $21.7 million to $510.4 million, which included $24.1 million of store asset impairment charges. As a percentage of net sales, selling and administrative expenses increased 440 basis points to 37.9% of net sales.
•Operating (loss) profit decreased to an operating loss of $109.1 million from an operating profit of $53.9 million.
•Diluted (loss) earnings per share decreased to $(2.91) per share from $1.09 per share.
•Cash and cash equivalents decreased $244.2 million, from $293.3 million at the end of the second quarter of 2021 to $49.1 million at the end of the second quarter of 2022.
•Inventory increased by 22.8%, or $215.2 million, from $943.8 million at the end of the second quarter of 2021 to $1,159.0 million at the end of the second quarter of 2022. This increase is largely due to a 24% increase in average unit cost of on hand inventory.
•We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the second quarter of 2022, which was consistent with the quarterly cash dividend of $0.30 per common share paid in the second quarter of 2021.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2022 and the year-to-date 2021:

	2022	2021
Stores open at the beginning of the fiscal year	1,431	1,408
Stores opened during the period	18	25
Stores closed during the period	(7)	(15)
Stores open at the end of the period	1,442	1,418

We have reevaluated our store opening and closing plans for 2022 and now anticipate more store closings than previously anticipated. We now expect our store count at the end of 2022 to increase by approximately 10 or fewer stores compared to our store count at the end of 2021.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	67.4	60.4	65.3	60.0
Gross margin	32.6	39.6	34.7	40.0
Selling and administrative expenses	37.9	33.5	36.4	32.0
Depreciation expense	2.8	2.4	2.7	2.2
Operating (loss) profit	(8.1)	3.7	(4.5)	5.7
Interest expense	(0.3)	(0.2)	(0.2)	(0.2)
Other income (expense)	0.0	(0.0)	0.0	0.0
(Loss) income before income taxes	(8.4)	3.5	(4.7)	5.6
Income tax (benefit) expense	(2.1)	0.9	(1.2)	1.3
Net (loss) income and comprehensive (loss) income	(6.3)%	2.6%	(3.5)%	4.3%

SECOND QUARTER OF 2022 COMPARED TO SECOND QUARTER OF 2021

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the second quarter of 2022 compared to the second quarter of 2021 were as follows:

Second Quarter
($ in thousands)	2022		2021		Change		Comps
Seasonal	$331,299	24.6%	$259,682	17.8%	$71,617	27.6%	25.8%
Furniture	294,218	21.9	409,078	28.1	(114,860)	(28.1)	(29.7)
Food	172,513	12.8	178,167	12.2	(5,654)	(3.2)	(4.0)
Soft Home	154,787	11.5	183,249	12.6	(28,462)	(15.5)	(16.8)
Consumables	150,531	11.2	159,301	10.9	(8,770)	(5.5)	(6.3)
Hard Home	127,418	9.4	145,702	10.0	(18,284)	(12.5)	(13.9)
Apparel, Electronics, & Other	115,455	8.6	122,195	8.4	(6,740)	(5.5)	(8.8)
Net sales	$1,346,221	100.0%	$1,457,374	100.0%	$(111,153)	(7.6)%	(9.2)%

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

Net sales decreased $111.2 million, or 7.6%, to $1,346.2 million in the second quarter of 2022, compared to $1,457.4 million in the second quarter of 2021. The decrease in net sales was primarily driven by a 9.2% decrease in our comps, which decreased net sales by $129.4 million. This decrease was partially offset by our non-comparable sales, which increased net sales by $18.2 million, driven by increased sales in our new and relocated stores offset by closed stores compared to the second quarter of 2021. Our comps are calculated based on the results of all stores that were open at least fifteen months plus our e-commerce net sales.

We believe that the decreases in net sales and comps in the second quarter of 2022 compared to the second quarter of 2021 were primarily attributable to a decrease in demand as a result of economic pressures on our customers caused by inflation, including rising fuel and food prices, and the absence of government stimulus payments compared to second quarter of 2021, which we believe negatively impacted the discretionary spending of our customers.

The increased net sales and positive comps in our Seasonal category compared to the second quarter of 2021 was primarily driven by our lawn & garden and summer departments. The net sales and comps of these departments were impacted by increased inventory levels and category-specific promotional activity in the second quarter of 2022 as we aggressively discounted our Seasonal category to reduce our inventory levels entering the third quarter of 2022. Based on consumer demand in 2021, we increased our lawn & garden and summer department purchases for the 2022 lawn & garden and summer selling season. Late in the first quarter of 2022 and throughout the second quarter of 2022, consumer demand for discretionary goods declined and we determined that we needed to take aggressive steps to move through Seasonal inventory. As a result of our promotional actions, we ended the second quarter of 2022 without significant excess Seasonal inventory and we believe that our Seasonal inventory position at the end of the second quarter of 2022 is appropriate to support our current expectations for the second half of 2022.

In the second quarter of 2022, we experienced decreased comps and net sales in our Furniture, Soft Home, and Hard Home merchandise categories. These categories, particularly the Furniture category, were most impacted by the decline in demand that we experienced as they are generally more discretionary in nature. As discussed above, inflation and the absence of government stimulus payments reduced our customer's discretionary spending compared to the second quarter of 2021. In the second quarter of 2022, we began adjusting our merchandise mix within these categories to lower our entry-level price points to drive purchases from our consumers whose discretionary funds have been negatively impacted by inflation. We have also continued to offer high value products with higher price points that we believe will attract customers from higher income households such as our Broyhill® branded home products. We expect more price point mix adjustments within these categories in the second half of 2022 to expand our lower entry-level price points.

While our Food and Consumables categories experienced decreased comps and net sales in the second quarter of 2022, these categories performed relatively better than our home products categories as they are less sensitive to changes in discretionary spending. However, we believe our customers have consolidated shopping trips in response to higher fuel prices which has negatively impacted comps and net sales for Food and Consumables categories.

Our Apparel, Electronics, & Other category also experienced decreases in net sales and comps which were primarily driven by the decreased discretionary spending discussed above, partially offset by the favorable response of our customers to the product assortments found in The Lot and Queue Line.

Gross Margin
Gross margin dollars decreased $139.3 million, or 24.1%, to $438.5 million for the second quarter of 2022, compared to $577.8 million for the second quarter of 2021. The decrease in gross margin dollars was primarily due to a decrease in gross margin rate, which decreased gross margin dollars by $95.2 million, and a decrease in net sales, which decreased gross margin dollars by $44.1 million. Gross margin as a percentage of net sales decreased 700 basis points to 32.6% in the second quarter of 2022 as compared to 39.6% in the second quarter of 2021. The gross margin rate decrease was primarily a result of higher markdowns, higher inbound freight costs, and a higher shrink rate, partially offset by a higher initial markup. The higher markdowns were driven by increased promotions in the second quarter of 2022 compared to the second quarter of 2021. We aggressively discounted merchandise in the second quarter of 2022, particularly in our Seasonal category, to reduce our inventory levels to an appropriate position at the end of the quarter. The increase in inbound freight costs was due to higher ocean carriage rates and higher fuel costs. The higher shrink rate was driven by a higher rate of theft and other loss in our stores during 2021, which has led to unfavorable physical inventory results and higher shrink accruals in the second quarter of 2022. The higher initial markup was driven by modest price increases in targeted merchandise categories and specific items that have been most impacted by higher freight costs.

Selling and Administrative Expenses
Selling and administrative expenses were $510.4 million for the second quarter of 2022, compared to $488.7 million for the second quarter of 2021. The increase of $21.7 million in selling and administrative expenses was driven by $24.1 million of store asset impairment charges (see Note 1 to the accompanying consolidated financial statements) resulting from a review of underperforming stores, and an increase in distribution and transportation costs of $10.0 million, partially offset by decreases in accrued bonus expense of $7.4 million and share-based compensation expense of $7.2 million. The increase in distribution and transportation expenses was driven by increased fuel costs and outbound transportation rates as well as the costs associated with the forward distribution centers ("FDCs") opened in the past year, partially offset by lower volumes. The decrease in accrued bonus expense was due to lower performance in the second quarter of 2022 relative to our quarterly and annual operating plans as compared to the second quarter of 2021. Our share-based compensation expense decreased due to the 2019 PSUs (for which the grant date was established in 2021), which carried a higher grant date fair value and for which substantially more awards were granted than the 2022 TSR PSUs, and forfeitures resulting from executive departures.

As a percentage of net sales, selling and administrative expenses increased 440 basis points to 37.9% for the second quarter of 2022 compared to 33.5% for the second quarter of 2021.

Depreciation Expense
Depreciation expense increased $1.9 million to $37.2 million in the second quarter of 2022, compared to $35.3 million in the second quarter of 2021. The increase in depreciation expense was driven by increased investments in our strategic initiatives, new stores, and supply chain improvements in the last twelve months.

Depreciation expense as a percentage of sales increased 40 basis points compared to the second quarter of 2021.

Interest Expense
Interest expense was $3.9 million in the second quarter of 2022, compared to $2.3 million in the second quarter of 2021. The increase in interest expense was primarily driven by an increase in total average borrowings. We had total average borrowings (including finance leases and the sale and leaseback financing liability) of $397.8 million in the second quarter of 2022 compared to total average borrowings of $148.3 million in the second quarter of 2021. The increase in total average borrowings was driven by our borrowings under the Credit Agreement throughout the second quarter of 2022 compared to the average balance on our term note agreement, which was fully repaid in the second quarter of 2021. We had no borrowings under the Credit Agreement in the second quarter of 2021.

Other Income (Expense)
Other income (expense) was $0.3 million in the second quarter of 2022, compared to $(0.1) million in the second quarter of 2021. The change was driven by gains on our diesel fuel derivatives in second quarter of 2022 compared to losses on diesel fuel derivatives during the second quarter of 2021, as well as a $0.5 million loss on debt extinguishment recognized in connection with the prepayment of the term note secured by equipment at our California distribution center in the second quarter of 2021.

Income Taxes
The effective income tax rate for the second quarter of 2022 and the second quarter of 2021 was 25.4% and 26.7%, respectively. The decrease in the effective income tax rate was driven by an increase in employment related tax credits and audit settlements, partially offset by nondeductible executive compensation. The effective income tax rate was further impacted by the loss before income taxes in the second quarter of 2022 compared to the income before income taxes in the second quarter of 2021.

YEAR-TO-DATE 2022 COMPARED TO YEAR-TO-DATE 2021

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2022 and the year-to-date 2021, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2022 compared to the year-to-date 2021 were as follows:

Year-to-Date
($ in thousands)	2022		2021		Change		Comps
Furniture	$684,604	25.2%	$890,509	28.9%	$(205,905)	(23.1)%	(24.9)%
Seasonal	565,470	20.8	563,600	18.3	1,870	0.3	(1.1)
Food	349,133	12.8	358,464	11.6	(9,331)	(2.6)	(3.6)
Soft Home	321,082	11.8	407,103	13.2	(86,021)	(21.1)	(22.5)
Consumables	305,842	11.2	321,689	10.4	(15,847)	(4.9)	(5.9)
Hard Home	256,702	9.4	297,900	9.7	(41,198)	(13.8)	(15.3)
Apparel, Electronics, & Other	238,102	8.8	243,661	7.9	(5,559)	(2.3)	(4.8)
Net sales	$2,720,935	100.0%	$3,082,926	100.0%	$(361,991)	(11.7)%	(13.3)%

Net sales decreased $362.0 million, or 11.7%, to $2,720.9 million in the year-to-date 2022, compared to $3,082.9 million in the year-to-date 2021. The decrease in net sales was driven by a comp decrease of 13.3%, which decreased net sales by $397.7 million, partially offset by our non-comparable sales which increased net sales by $35.7 million as a result of increased net sales in our new and relocated stores compared to closed stores, and an increase in net store count compared to the year-to-date 2021. Our comps and net sales decreased in the year-to-date 2022 primarily due to the absence of government sponsored relief packages that were present in the year-to-date 2021, which included government stimulus payments and enhanced unemployment benefits. Additionally, we experienced decreased demand in the year-to-date 2022 as a result of general economic pressures on our customers caused by inflation, including rising fuel and food prices, which we believe impacted the discretionary spending of our customers.

In the year-to-date 2022, we experienced decreased comps and net sales in Furniture, Food, Soft Home, Consumables, Hard Home and Apparel, Electronics, & Other. Our home products categories - Furniture, Soft Home, and Hard Home - were most impacted, as purchases from these categories are generally more discretionary in nature. As discussed above, an inflationary environment and absence of government stimulus payments reduced our customer's discretionary spending. As also discussed above, we began to adjust, and expect to continue to adjust, our mix of price points in these categories to enhance our entry-level price point offerings for our consumers whose discretionary funds have been most negatively impacted by inflationary factors.

Our Food and Consumables categories performed marginally better than our home products categories in the year-to-date 2022 as they are less sensitive to changes in discretionary spending.

Our Apparel, Electronics, & Other category experienced decreases in net sales and comps which were driven by the decreased discretionary spending discussed above, partially offset by the favorable response of our customers to the newness of our product assortments found in The Lot and Queue Line.

The increased net sales in our Seasonal category in the year-to-date 2022 compared to the year-to-date 2021 was primarily driven by our lawn & garden and summer departments. These weather-sensitive departments were negatively impacted in the first quarter of 2022 by cooler weather stretching into March and April in much of the country, which led to a slow start to the lawn & garden and summer selling seasons. However, these negative impacts were more than offset in the second quarter of 2022, when the net sales and comps of these departments benefited from increased inventory levels and category-specific promotional activity as we aggressively discounted our lawn & garden and summer assortments to be competitive in the current market and reduce our inventory levels going into the third quarter of 2022. As a result of our promotional actions, we ended the second quarter of 2022 without significant excess Seasonal inventory and we believe that our Seasonal inventory position at the end of the second quarter of 2022 is appropriate to support our current expectations for the second half of 2022.

Gross Margin
Gross margin dollars decreased $288.6 million, or 23.4%, to $943.1 million for the year-to-date 2022, compared to $1,231.7 million for the year-to-date 2021. The decrease in gross margin dollars was due to a decrease in net sales, which decreased gross margin by $144.6 million, and a decrease in gross margin rate, which decreased gross margin by $144.0 million. Gross margin as a percentage of net sales decreased 530 basis points to 34.7% in the year-to-date 2022, compared to 40.0% in the year-to-date 2021. The gross margin rate decrease was primarily a result of higher markdowns, higher inbound freight costs, and a higher shrink rate, partially offset by a higher initial markup. The higher markdowns were driven by increased promotions in the year-to-date 2022 compared to the year-to-date 2021, as we aggressively discounted Seasonal and other products to drive net sales in the second quarter of 2022 and to end the second quarter of 2022 in an inventory position aligned with our expectations for the second half of 2022. Inbound freight costs increased due to higher ocean carriage rates, detention and demurrage charges related to supply chain delays, and higher fuel costs. The higher shrink rate was driven by a higher rate of theft and other loss in our stores during 2021, which has led to unfavorable physical inventory counts in the 2022 physical inventory cycle and a higher shrink accrual rate in the year-to-date 2022. The higher initial markup was driven by modest price increases in targeted merchandise categories and on specific items that have been most impacted by higher freight costs.

Selling and Administrative Expenses
Selling and administrative expenses were $991.2 million for the year-to-date 2022, compared to $986.1 million for the year-to-date 2021. The increase of $5.1 million in selling and administrative expenses was attributable to increases in distribution and transportation costs of $25.9 million and store asset impairment charges of $24.1 million, partially offset by decreases in accrued bonus expense of $26.4 million, share-based compensation expense of $15.4 million, and self-insurance expense of $6.7 million. The increase in distribution and transportation costs was driven by increased fuel costs and outbound transportation rates, as well as the costs associated with the FDCs opened in the past year, partially offset by lower volumes. The non-cash store asset impairment charges were recorded as a result of a review of underperforming store locations. The decrease in accrued bonus expense was due to lower operating performance in the year-to-date 2022 relative to our annual operating plans as compared to the year-to-date 2021. Our share-based compensation expense decreased primarily due to the 2019 PSUs (for which the grant date was established in the first quarter of 2021), which carried a higher grant date fair value and for which substantially more awards were granted than the 2022 TSR PSUs. Our share-based compensation expense also decreased due to forfeitures resulting from executive departures in the year-to-date 2022. The decrease in self-insurance expense was primarily driven by favorable workers' compensation, general liability, and healthcare claims experience, which led to lower incurred expense in the year-to-date 2022 compared to the year-to-date 2021.

As a percentage of net sales, selling and administrative expenses increased 440 basis points to 36.4% for the year-to-date 2022 compared to 32.0% for the year-to-date 2021.

Depreciation Expense
Depreciation expense increased $5.3 million to $74.6 million in the year-to-date 2022, compared to $69.3 million for the year-to-date 2021. The increase was driven by increased investments in our strategic initiatives, new stores, and supply chain improvements in the last 12 months.

Depreciation expense as a percentage of sales increased by 50 basis points compared to the year-to-date 2021.

Interest Expense
Interest expense was $6.7 million in the year-to-date 2022, compared to $4.9 million in the year-to-date 2021. The increase in interest expense was driven by higher total average borrowings (including finance leases and the sale and leaseback financing liability). We had total average borrowings of $349.4 million in the year-to-date 2022 compared to $164.5 million in the year-to-date 2021. The increase in total average borrowings was driven by our borrowings under the Credit Agreement throughout the year-to-date 2022 compared to the average balance on our term note agreement, which was fully repaid in the second quarter of 2021. We had no borrowings under the Credit Agreement in the year-to-date 2021.

Other Income (Expense)
Other income (expense) was $1.3 million in the year-to-date 2022, compared to $0.8 million in the year-to-date 2021. The change was primarily driven by the absence of a $0.5 million loss on debt extinguishment recognized in the year-to-date 2021 related to the prepayment of the term note secured by equipment at our California distribution center.

Income Taxes
The effective income tax rate for the year-to-date 2022 and the year-to-date 2021 were 25.6% and 23.3%, respectively. The increase in the effective income tax rate was primarily attributable to increased audit settlements and a net deficiency associated with vesting of share-based payment awards in 2022 compared to a net benefit in the year-to-date 2021, partially offset by lower non-deductible executive compensation. Additionally, the increase in the effective income tax rate was impacted by the loss before income taxes in the year-to-date 2022 compared to the income before income taxes in the year-to-date 2021.

Known Trends and 2022 Guidance
In the year-to-date 2022, the U.S. economy experienced its highest inflationary period in decades, which has adversely impacted costs in our business, particularly freight and transportation-related expenses, and adversely impacted the buying power of our customers. We expect the inflationary environment to continue to negatively impact costs within our business and discretionary spending by our customers through the remainder of fiscal 2022.

Given the wide range of potential outcomes, we are not currently providing earnings per share guidance for the third quarter of 2022; however, we anticipate a significant operating loss in the third quarter of 2022. As of August 30, 2022, we expect the following in the third quarter of 2022:
•A comparable sales decrease in the low double digits compared to the third quarter of 2021;
•Gross margin rate in the mid 30s due to continued promotional activity; and
•Combined selling and administrative expenses and depreciation up compared to the third quarter of 2021, which is primarily a result of increased outbound transportation costs, partially offset by lower rent and depreciation expenses resulting from the store asset impairment charges discussed above.

For 2022, we expect capital expenditures of approximately $160 million.

Capital Resources and Liquidity
On September 22, 2021, we entered into the Credit Agreement, which provides for a $600 million five-year unsecured credit facility that expires on September 22, 2026. Borrowings under the Credit Agreement are available for general corporate purposes, working capital, and to repay certain indebtedness. The Credit Agreement includes a $50 million swing loan sublimit, a $75 million letter of credit sublimit, a $75 million sublimit for loans to foreign borrowers, and a $200 million optional currency sublimit. The Credit Agreement also contains an ESG provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the Credit Agreement. Under the Credit Agreement, we have the option to establish incremental term loans and/or increases in the revolving credit limits in an aggregate amount of up to $300 million, subject to the lenders agreeing to increase their commitments. Additionally, the Credit Agreement includes two options to extend the maturity date of the Credit Agreement by one year each, subject to each lender agreeing to extend the maturity date of its respective loans. The interest rates, pricing and fees under the Credit Agreement fluctuate based on our debt rating or leverage ratio, whichever results in more favorable pricing to us. The Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or LIBOR. The Credit Agreement updated the LIBOR fallback language to implement fallback provisions, pursuant to which the interest rate on the loans will transition to an alternative rate upon the occurrence of certain LIBOR cessation events. Loans made under the Credit Agreement may be prepaid without penalty. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens and investments, as well as, subject to the Credit Agreement Consent Letter described below, the maintenance of two financial ratios – a leverage ratio and a fixed charge coverage ratio. The covenants of the Credit Agreement do not restrict our ability to pay dividends. Additionally, we are subject to cross-default provisions associated with the Synthetic Lease for our distribution center in Apple Valley, CA, which was amended concurrent with our entry into the Credit Agreement to conform with the covenants (including the terms of the Credit Agreement Consent Letter described below and the Synthetic Lease Consent Letter described below) of the Credit Agreement. A violation of any of the covenants could result in a default under the Credit Agreement that would permit the lenders to restrict our ability to further access the Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the Credit Agreement. At July 30, 2022, we were in compliance with the applicable covenants of the Credit Agreement.

On July 27, 2022, we entered into a consent letter related to the Credit Agreement (the “Credit Agreement Consent Letter”), which suspended the testing of the Fixed Charge Coverage Ratio under the Credit Agreement (as defined therein) for the quarterly period ended July 30, 2022. Pursuant to the Credit Agreement Consent Letter, we also agreed to amend the Credit Agreement or enter into a new credit facility to replace the Credit Agreement, in each case on terms mutually agreeable among us, the administrative agent and the banks, no later than October 28, 2022 (or a later date approved by the administrative agent in its commercially reasonable discretion).

In connection with the execution of the Credit Agreement Consent Letter, on July 29, 2022, we entered into an engagement letter with PNC Capital Markets LLC and PNC Bank, National Association (the “Engagement Letter”), pursuant to which PNC Capital Markets has agreed to arrange, on a best efforts basis, a five-year, syndicated asset-based revolving credit facility (“New Credit Facility”) in an amount up to $900 million in total commitments with an additional uncommitted increase option of up to $300 million. The New Credit Facility will refinance and replace the Credit Agreement. The Engagement Letter provides, among other things, that (a) borrowings under the New Credit Facility will be subject to a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves, (b) obligations under the New Credit Facility will be guaranteed by certain of our domestic subsidiaries and will be secured by our working capital assets, subject to customary exceptions, (c) interest payable under the New Credit Facility will fluctuate based on our availability and outstanding borrowings under the facility, and the New Credit Facility will allow us to select our index rate for each borrowing from multiple interest rate options, including one, three or six month adjusted Term SOFR and (d) the New Credit Facility will contain customary affirmative and negative covenants and events of default, and the only financial covenant under the New Credit Facility will be a springing fixed charge coverage ratio. As of September 7, 2022, we expect to enter into the New Credit Facility during the fiscal quarter ending October 28, 2022.

On July 27, 2022, we also entered into a consent letter related to the Synthetic Lease (the “Synthetic Lease Consent Letter”), which suspended testing of the Fixed Charge Coverage Ratio under the Synthetic Lease (as defined therein) for the quarterly period ended July 30, 2022. Pursuant to the Synthetic Lease Consent Letter, we also agreed to amend the Synthetic Lease on terms mutually agreeable among us, the lessor, the administrative agent, and the lease participants, no later than October 28, 2022 (or a later date approved by the majority secured parties in their commercially reasonable discretion). As of September 7, 2022, we expect to enter into such an amendment during the fiscal quarter ending October 28, 2022.

At July 30, 2022, we had $252.6 million of borrowings outstanding under the Credit Agreement, and the borrowings available under the Credit Agreement were $341.6 million, after taking into account the reduction in availability resulting from outstanding letters of credit totaling $5.8 million.

See Part II, Item 1A. "Risk Factors-If we are unable to comply with the terms of the 2021 Credit Agreement, our capital resources, financial condition, result of operations, and liquidity may be materially adversely effected" in this Quarterly Report on Form 10-Q for discussion of the risks associated with our indebtedness, liquidity and debt covenants.

The primary source of our liquidity is cash flows from operations and borrowings under our credit facility as necessary. Our net income (loss) and, consequently, our cash provided by (used in) operations are impacted by net sales volume, seasonal sales patterns, and operating profit (loss) margins. Our cash provided by operations typically peaks in the fourth quarter of each fiscal year due to net sales generated during the holiday selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter as we build our inventory levels prior to the holiday selling season. We have historically funded those requirements with cash provided by operations and borrowings under our credit facility. We currently expect to increase our borrowings under our credit facility at the end of the third quarter of 2022 compared to the second quarter of 2022 to fund our cash requirements. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

On December 1, 2021 our Board of Directors authorized the repurchase of up to $250 million of our common shares under the 2021 Repurchase Authorization. Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the second quarter of 2022, we did not purchase shares under the 2021 Repurchase Authorization. As of July 30, 2022, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

In May 2022, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on June 24, 2022 to shareholders of record as of the close of business on June 10, 2022. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2021. In the year-to-date of 2022, we paid approximately $19.5 million in dividends compared to $22.7 million in the year-to-date of 2021.

Based on historical and expected financial results, and our expectation to enter into the New Credit Facility and an amendment to the Synthetic Lease during the third fiscal quarter of 2022, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund our cash requirements, including ongoing and seasonal working capital requirements, proposed capital expenditures, new projects and currently maturing obligations.

In August 2022, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on September 23, 2022 to shareholders of record as of the close of business on September 9, 2022.

The following table compares the primary components of our cash flows from the year-to-date 2022 compared to the year-to-date 2021:

(In thousands)	2022	2021	Change
Net cash (used in) provided by operating activities	$(135,409)	$142,158	$(277,567)
Net cash used in investing activities	(86,872)	(77,086)	(9,786)
Net cash provided by (used in) financing activities	$217,703	$(331,306)	$549,009

Cash (used in) provided by operating activities decreased $277.6 million to cash used in operating activities of $135.4 million in the year-to-date 2022 compared to cash provided by operating activities of $142.2 million in the year-to-date 2021. The decrease was primarily due to a decrease in operating performance from net (loss) income after adjusting for non-cash activities such as non-cash impairment charge, non-cash share-based compensation expense, and non-cash lease expense, and cash outflows related to a pay down of accounts payable on an increased inventory position. Partially offsetting this decrease was an increase in the change in current income taxes, which was driven by a change from generating income before income taxes in the year-to-date 2021 to a loss before income taxes in the year-to-date 2022.

Cash used in investing activities increased by $9.8 million to $86.9 million in the year-to-date 2022 compared to $77.1 million in the year-to-date 2021. The increase was driven by an increase in capital expenditures, which was primarily due to increased investments in new stores and other strategic initiatives.

Cash provided by (used in) financing activities increased by $549.0 million to cash provided by financing activities of $217.7 million in the year-to-date 2022 compared to cash used in financing activities of $331.3 million in the year-to-date 2021. The increase was driven by net proceeds from long-term debt due to borrowings under the Credit Agreement to fund working capital requirements, and a decrease in payment for treasury shares acquired. The decrease in payment for treasury shares acquired was due to shares repurchased under a share repurchase authorization in the year-to-date 2021, whereas there were no shares repurchased in the year-to-date 2022 under the 2021 Repurchase Authorization.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the Credit Agreement. We had $252.6 million of borrowings under the Credit Agreement at July 30, 2022. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $2.5 million.

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At July 30, 2022, we had outstanding derivative instruments, in the form of collars, covering 0.6 million gallons of diesel fuel. The below table provides further detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2022	600	600	1,113
Total	600	600	$1,113

Additionally, at July 30, 2022, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $0.3 million.

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

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed within Part 1, Item 1A. of our 2021 Form 10-K. Except as set forth below, there have been no material changes to our risk factors as disclosed in the 2021 Form 10-K and in our subsequent filings with the SEC.

If we are unable to comply with the terms of the Credit Agreement or the Synthetic Lease, our capital resources, financial condition, results of operations, and liquidity may be materially adversely effected.

We borrow funds under our $600 million five-year unsecured credit facility (the “Credit Agreement”) from time to time, depending on operating or other cash flow requirements. The Credit Agreement contains financial and other covenants, including, but not limited to, limitations on indebtedness, liens, and investments, as well as the maintenance of a leverage ratio and a fixed charge coverage ratio. Additionally, we are subject to similar covenants under the synthetic lease agreement (the “Synthetic Lease”) that we entered in connection with our distribution center in California. A violation of any of these covenants may permit the lenders under the Credit Agreement to restrict our ability to borrow additional funds or provide letters of credit under the Credit Agreement and may require us to immediately repay any outstanding loans and permit the lease participants under the Synthetic Lease to require us to immediately pay all amounts owing thereunder. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

On July 27, 2022, we entered into a consent letter related to the Credit Agreement (the “Credit Agreement Consent Letter”), which suspended the testing of the Fixed Charge Coverage Ratio under the Credit Agreement (as defined therein) for the quarterly period ended July 30, 2022. Pursuant to the Credit Agreement Consent Letter, we also agreed to amend the Credit Agreement or enter into a new credit facility to replace the Credit Agreement, in each case on terms mutually agreeable among us, the administrative agent and the banks, no later than October 28, 2022 (or a later date approved by the administrative agent in its commercially reasonable discretion).

In connection with the execution of the Credit Agreement Consent Letter, on July 29, 2022, we entered into an engagement letter with PNC Capital Markets LLC and PNC Bank, National Association (the “Engagement Letter”), pursuant to which PNC Capital Markets agreed to arrange, on a best efforts basis, a five-year, syndicated asset-based revolving credit facility (the “New Credit Facility”) in an amount up to $900 million in total commitments with an additional uncommitted increase option of up to $300 million. The New Credit Facility will refinance and replace the Credit Agreement. The Engagement Letter provides, among other things, that (a) borrowings under the New Credit Facility will be subject to a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves, (b) obligations under the New Credit Facility will be guaranteed by certain of our domestic subsidiaries and will be secured by our working capital assets, subject to customary exceptions, (c) interest payable under the New Credit Facility will fluctuate based on our availability and outstanding borrowings under the facility, and the New Credit Facility will allow us to select our index rate for each borrowing from multiple interest rate options, including one, three or six month adjusted Term SOFR and (d) the New Credit Facility will contain customary affirmative and negative covenants and events of default, and the only financial covenant under the New Credit Facility will be a springing fixed charge coverage ratio. As of September 7, 2022, we expect to enter into the New Credit Facility during the fiscal quarter ending October 28, 2022.

On July 27, 2022, we also entered into a consent letter related to the Synthetic Lease (the “Synthetic Lease Consent Letter”), which suspended testing of the Fixed Charge Coverage Ratio under the Synthetic Lease (as defined therein) for the quarterly period ended July 30, 2022. Pursuant to the Synthetic Lease Consent Letter, we also agreed to amend the Synthetic Lease on terms mutually agreeable among us, the lessor, the administrative agent, and the lease participants, no later than October 28, 2022 (or a later date approved by the majority secured parties in their commercially reasonable discretion). As of September 7, 2022, we expect to enter into such an amendment during the fiscal quarter ending October 28, 2022.

We cannot guarantee that we will be successful in entering into the New Credit Facility and an amendment to the Synthetic Lease. If we are unable by October 28, 2022 (or such later date approved by the applicable parties) to reach agreement on the terms and conditions of the New Credit Facility or an amendment to the Synthetic Lease or obtain other relief from the banks under the Credit Agreement and the lease participants under the Synthetic Lease, we would be in default under the Credit Agreement and the Synthetic Lease and the outstanding indebtedness under the Credit Agreement and the amounts owing under the Synthetic Lease could be accelerated. If such indebtedness or amounts are accelerated, we may not be able to repay, or borrow sufficient funds to refinance, such accelerated indebtedness or amounts. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If we are in default for any reason under the Credit Agreement or the Synthetic Lease and we are unable to successfully restructure the applicable agreement, such inability could have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2022 - May 28, 2022	5	$31.92	—	159,425
May 29, 2022 - June 25, 2022	2	23.83	—	159,425
June 26, 2022 - July 30, 2022	2	21.24	—	159,425
Total	9	$28.41	—	159,425

(1)     In May, June, and July 2022, in connection with the vesting of certain outstanding RSUs, we acquired 5,350, 1,375, and 1,742 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.
(2)     The 2021 Repurchase Authorization is comprised of a December 1, 2021 authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares. During the second quarter of 2022, we had no repurchases under the 2021 Repurchase Authorization. At July 30, 2022, the 2021 Repurchase Authorization has $159.4 million of remaining authorization. The 2021 Repurchase Authorization has no scheduled termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document

10.1	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-K dated March 29, 2022).
10.2	Big Lots, Inc. Executive Severance Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q dated June 8, 2022).
10.3	Big Lots, Inc. Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q dated June 8, 2022).
10.4	Credit Facility Consent Letter (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated July 29, 2022).
10.5	Synthetic Lease Consent Letter (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated July 29, 2022).
10.6*	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2022

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)