Form 10-Q
period 2022-10-29
BIG LOTS INC
filed 2022-12-07
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 2, 2022, was 28,958,865.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 29, 2022

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

a)	Consolidated Statements of Operations and Comprehensive Income for the Thirteen and Thirty-nine Weeks Ended October 29, 2022 (Unaudited) and October 30, 2021 (Unaudited)	2

b)	Consolidated Balance Sheets at October 29, 2022 (Unaudited) and January 29, 2022 (Unaudited)	3

c)	Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-nine Weeks Ended October 29, 2022 (Unaudited) and October 30, 2021 (Unaudited)	4

d)	Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 29, 2022 (Unaudited) and October 30, 2021 (Unaudited)	5

e)	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

Part II. Other Information		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signature		28

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$1,204,281	$1,335,656	$3,925,216	$4,418,582
Cost of sales (exclusive of depreciation expense shown separately below)	794,821	816,475	2,572,614	2,667,657
Gross margin	409,460	519,181	1,352,602	1,750,925
Selling and administrative expenses	503,016	487,378	1,494,239	1,473,454
Depreciation expense	37,255	35,930	111,808	105,196
Operating (loss) profit	(130,811)	(4,127)	(253,445)	172,275
Interest expense	(6,256)	(2,284)	(12,910)	(7,148)
Other income (expense)	62	285	1,359	1,112
(Loss) income before income taxes	(137,005)	(6,126)	(264,996)	166,239
Income tax (benefit) expense	(33,992)	(1,796)	(66,751)	38,299
Net (loss) income and comprehensive (loss) income	$(103,013)	$(4,330)	$(198,245)	$127,940

Earnings (loss) per common share
Basic	$(3.56)	$(0.14)	$(6.88)	$3.80
Diluted	$(3.56)	$(0.14)	$(6.88)	$3.73

Weighted-average common shares outstanding
Basic	28,943	31,679	28,828	33,677
Dilutive effect of share-based awards	—	—	—	617
Diluted	28,943	31,679	28,828	34,294

Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	October 29, 2022	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$62,138	$53,722
Inventories	1,345,280	1,237,797
Other current assets	122,581	119,449
Total current assets	1,529,999	1,410,968
Operating lease right-of-use assets	1,693,138	1,731,995
Property and equipment - net	718,642	735,826
Deferred income taxes	53,962	10,973
Other assets	39,671	37,491
Total assets	$4,035,412	$3,927,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$481,779	$587,496
Current operating lease liabilities	245,768	242,275
Property, payroll, and other taxes	101,597	90,728
Accrued operating expenses	125,518	120,684
Insurance reserves	39,335	36,748
Accrued salaries and wages	27,700	45,762
Income taxes payable	1,225	894
Total current liabilities	1,022,922	1,124,587
Long-term debt	459,900	3,500
Noncurrent operating lease liabilities	1,575,678	1,569,713
Deferred income taxes	—	21,413
Insurance reserves	60,269	62,591
Unrecognized tax benefits	8,170	10,557
Other liabilities	126,243	127,529
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 28,949 shares and 28,476 shares, respectively	1,175	1,175
Treasury shares - 88,546 shares and 89,019 shares, respectively, at cost	(3,105,617)	(3,121,602)
Additional paid-in capital	624,894	640,522
Retained earnings	3,261,778	3,487,268
Total shareholders’ equity	782,230	1,007,363
Total liabilities and shareholders’ equity	$4,035,412	$3,927,253

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended October 30, 2021
Balance - July 31, 2021	32,550	$1,175	84,945	$(2,934,912)	$625,651	$3,461,455	$1,153,369
Comprehensive loss	—	—	—	—	—	(4,330)	(4,330)
Dividends declared ($0.30 per share)	—	—	—	—	—	(10,209)	(10,209)
Purchases of common shares	(2,059)	—	2,059	(97,690)	—	—	(97,690)
Restricted shares vested	43	—	(43)	1,518	(1,518)	—	—
Performance shares vested	—	—	—	—	—	—	—
Other	1	—	(1)	—	(1)	—	(1)
Share-based employee compensation expense	—	—	—	—	8,701	—	8,701
Balance - October 30, 2021	30,535	$1,175	86,960	$(3,031,084)	$632,833	$3,446,916	$1,049,840

Thirty-nine Weeks Ended October 30, 2021
Balance - January 30, 2021	35,535	$1,175	81,960	$(2,709,259)	$634,813	$3,351,002	$1,277,731
Comprehensive income	—	—	—	—	—	127,940	127,940
Dividends declared ($0.90 per share)	—	—	—	—	—	(32,026)	(32,026)
Purchases of common shares	(6,008)	—	6,008	(355,508)	—	—	(355,508)
Restricted shares vested	471	—	(471)	15,778	(15,778)	—	—
Performance shares vested	536	—	(536)	17,879	(17,879)	—	—
Other	1	—	(1)	26	32	—	58
Share-based employee compensation expense	—	—	—	—	31,645	—	31,645
Balance - October 30, 2021	30,535	$1,175	86,960	$(3,031,084)	$632,833	$3,446,916	$1,049,840

Thirteen Weeks Ended October 29, 2022
Balance - July 30, 2022	28,932	$1,175	88,563	$(3,106,360)	$621,925	$3,373,987	$890,727
Comprehensive loss	—	—	—	—	—	(103,013)	(103,013)
Dividends declared ($0.30 per share)	—	—	—	—	—	(9,196)	(9,196)
Purchases of common shares	(9)	—	9	(190)	—	—	(190)
Restricted shares vested	20	—	(20)	718	(718)	—	—
Performance shares vested	6	—	(6)	215	(215)	—	—
Share-based employee compensation expense	—	—	—	—	3,902	—	3,902
Balance - October 29, 2022	28,949	$1,175	88,546	$(3,105,617)	$624,894	$3,261,778	$782,230

Thirty-nine Weeks Ended October 29, 2022
Balance - January 29, 2022	28,476	$1,175	89,019	$(3,121,602)	$640,522	$3,487,268	$1,007,363
Comprehensive loss	—	—	—	—	—	(198,245)	(198,245)
Dividends declared ($0.90 per share)	—	—	—	—	—	(27,245)	(27,245)
Purchases of common shares	(298)	—	298	(11,070)	—	—	(11,070)
Restricted shares vested	424	—	(424)	14,888	(14,888)	—	—
Performance shares vested	347	—	(347)	12,167	(12,167)	—	—
Share-based employee compensation expense	—	—	—	—	11,427	—	11,427
Balance - October 29, 2022	28,949	$1,175	88,546	$(3,105,617)	$624,894	$3,261,778	$782,230

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 29, 2022	October 30, 2021
Operating activities:
Net (loss) income	$(198,245)	$127,940
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	112,818	106,058
Non-cash lease amortization expense	205,481	196,826
Deferred income taxes	(64,402)	1,015
Non-cash impairment charge	46,051	1,015
(Gain) loss on disposition of property and equipment	(1,492)	1,104
Non-cash share-based compensation expense	11,427	31,645
Unrealized loss (gain) on fuel derivatives	285	(1,582)
Loss on extinguishment of debt	—	535
Change in assets and liabilities:
Inventories	(107,483)	(336,931)
Accounts payable	(105,717)	206,903
Operating lease liabilities	(191,211)	(170,950)
Current income taxes	17,516	(72,497)
Other current assets	5,853	(2,867)
Other current liabilities	(5,530)	(14,812)
Other assets	857	1,545
Other liabilities	(5,247)	759
Net cash (used in) provided by operating activities	(279,039)	75,706
Investing activities:
Capital expenditures	(127,355)	(122,696)
Cash proceeds from sale of property and equipment	2,521	185
Other	(17)	(34)
Net cash used in investing activities	(124,851)	(122,545)
Financing activities:
Net proceeds from (repayments of) long-term debt	456,400	(50,264)
Payment of finance lease obligations	(1,383)	(2,268)
Dividends paid	(28,263)	(32,554)
Payment for treasury shares acquired	(11,070)	(355,508)
Payment for debt issuance cost	(3,378)	(1,147)
Payments to extinguish debt	—	(438)
Other	—	58
Net cash provided by (used in) financing activities	412,306	(442,121)
Increase (decrease) in cash and cash equivalents	8,416	(488,960)
Cash and cash equivalents:
Beginning of period	53,722	559,556
End of period	$62,138	$70,596

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries. We are a home discount retailer in the United States (“U.S.”). At October 29, 2022, we operated 1,457 stores in 48 states and an e-commerce platform. We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2022 (“2022”) is comprised of the 52 weeks that began on January 30, 2022 and will end on January 28, 2023. Fiscal year 2021 (“2021”) was comprised of the 52 weeks that began on January 31, 2021 and ended on January 29, 2022. The fiscal quarters ended October 29, 2022 (“third quarter of 2022”) and October 30, 2021 (“third quarter of 2021”) were both comprised of 13 weeks. The year-to-date periods ended October 29, 2022 (“year-to-date 2022”) and October 30, 2021 (“year-to-date 2021”) were both comprised of 39 weeks.

Long-Lived Assets
As a result of the net loss and decline in net sales during year-to-date 2022, we performed impairment analyses at the store level. Our long-lived assets primarily consist of property and equipment - net and operating lease right-of-use assets. If the net book value of a store’s long-lived assets is not recoverable by the expected undiscounted future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term.

During the third quarter of 2022, the Company recorded aggregate asset impairment charges of $21.7 million related to 86 underperforming store locations, which were comprised of $16.3 million of operating lease right-of-use assets and $5.4 million of property and equipment - net. In the year-to-date 2022, the Company recorded aggregate asset impairment charges of $45.8 million related to 104 underperforming store locations, which were comprised of $33.8 million of operating lease right-of-use assets and $12.0 million of property and equipment - net. The impairment charges were recorded in selling and administrative expenses in our accompanying consolidated statements of operations and comprehensive income.

In the third quarter of 2022, the Company entered into multiple purchase and sale agreements to sell land and building-related assets for 25 owned store locations and one unoccupied land parcel. The Company expects to complete the majority of these sales during the fiscal quarter ended January 28, 2023 (“fourth quarter of 2022”) and the remainder in fiscal 2023, subject to customary closing conditions. Accordingly, at October 29, 2022, land and building-related assets for such 25 owned store locations and one unoccupied land parcel with an aggregate carrying value of $30.6 million were classified as held for sale on the consolidated balance sheets. We expect the proceeds from these asset sales to significantly exceed the carrying value. The assets held for sale were recorded within other current assets within our accompanying consolidated balance sheets.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, impairment charges, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs to stores in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $81.8 million and $79.6 million for the third quarter of 2022 and the third quarter of 2021, respectively, and $245.8 million and $217.7 million for the year-to-date 2022 and the year-to-date 2021, respectively.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing and advertising, payment card-linked marketing and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $20.9 million and $18.3 million for the third quarter of 2022 and the third quarter of 2021, respectively, and $64.3 million and $62.1 million for the year-to-date 2022 and the year-to-date 2021, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2022 and the year-to-date 2021:

	Thirty-nine Weeks Ended
(In thousands)	October 29, 2022	October 30, 2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,213	$5,167
Cash paid for income taxes, excluding impact of refunds	4,283	109,787
Gross proceeds from long-term debt	1,877,700	1,800
Gross payments of long-term debt	1,421,300	52,064
Cash paid for operating lease liabilities	276,919	251,671
Non-cash activity:
Assets acquired under finance lease	3,859	260
Accrued property and equipment	26,210	22,491
Operating lease assets obtained in exchange for operating lease liabilities	200,669	294,327

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

Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Enhanced Disclosures about Supplier Finance Programs. ASU 2022-04 is effective for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on our consolidated financial statements. We do not expect to early adopt this standard.

NOTE 2 – DEBT

Bank Credit Facility
On September 21, 2022, we entered into a five-year asset-based revolving credit facility (“2022 Credit Agreement”) in an aggregate committed amount of up to $900 million (the “Commitments”) that expires on September 21, 2027. In connection with our entry into the 2022 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.4 million, which are being amortized over the term of the 2022 Credit Agreement.

The 2022 Credit Agreement replaced the $600 million five-year unsecured credit facility we entered into on September 22, 2021 (“2021 Credit Agreement”). The 2021 Credit Agreement was scheduled to expire on September 22, 2026, but was terminated concurrent with our entry into the 2022 Credit Agreement. We did not incur any material early termination penalties in connection with the termination of the 2021 Credit Agreement.

Revolving loans under the 2022 Credit Agreement are available in an aggregate amount equal to the lesser of (1) the aggregate Commitments and (2) a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves and a reserve for the then outstanding balance owing under the Synthetic Lease (as defined below). Under the 2022 Credit Agreement, we may obtain additional Commitments on no more than five occasions in an aggregate amount of up to $300 million, subject to agreement by the lenders to increase their respective Commitments and certain other conditions. The 2022 Credit Agreement includes a swing loan sublimit of 10% of the then applicable aggregate Commitments and a $90 million letter of credit sublimit. Loans made under the 2022 Credit Agreement may be prepaid without penalty. Borrowings under the 2022 Credit Agreement are available for general corporate purposes, working capital and to repay certain of our indebtedness. Our obligations under the 2022 Credit Agreement are secured by our working capital assets (including inventory, credit card receivables and other accounts receivable, deposit accounts, and cash), subject to customary exceptions. The pricing and certain fees under the 2022 Credit Agreement fluctuate based on our availability under the 2022 Credit Agreement. The 2022 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or one, three or six month adjusted Term SOFR. We will also pay an unused commitment fee of 0.20% per annum on the unused Commitments. The 2022 Credit Agreement contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default. In addition, the 2022 Credit Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 if (1) certain events of default occur and continue or (2) borrowing availability under the 2022 Credit Agreement is less than the greater of (a) 10% of the Maximum Credit Amount (as defined in the 2022 Credit Agreement) or (b) $67.5 million. A violation of these covenants could result in a default under the 2022 Credit Agreement which could permit the lenders to restrict our ability to further access the 2022 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2022 Credit Agreement.

As of October 29, 2022, we had a Borrowing Base (as defined under the 2022 Credit Agreement) of $876.5 million under the 2022 Credit Agreement. At October 29, 2022, we had $459.9 million in borrowings outstanding under the 2022 Credit Agreement and $35.3 million committed to outstanding letters of credit, leaving $381.3 million available under the 2022 Credit Agreement, subject to certain borrowing base limitations as further discussed above.

Synthetic Lease
Simultaneous with our entry into the 2022 Credit Agreement, we entered into an amendment (the “Synthetic Lease Amendment”) to the synthetic lease for our distribution center in Apple Valley, CA (the “Synthetic Lease”). The Synthetic Lease Amendment amended the Synthetic Lease to, among other things, (1) amend the lessor yield payable thereunder from a LIBOR-based rate to a SOFR-based rate, and to fix the SOFR margin paid on the lessor yield at 2.60%, (2) remove the financial covenants thereunder, (3) change the maturity date of the Synthetic Lease from May 30, 2024 to June 1, 2023, (4) permit the liens and indebtedness under the 2022 Credit Agreement, and (5) restrict our ability to amend the 2022 Credit Agreement, without the consent of all of the Synthetic Lease participants, to (a) increase the Commitments under the 2022 Credit Agreement to an amount in excess of $900 million, (b) remove or reduce the reserve for the then outstanding balance under the Synthetic Lease from the borrowing base under the 2022 Credit Agreement and (c) revise the maturity date under the 2022 Credit Agreement to an earlier date.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share for all periods presented. At October 29, 2022, performance share units that vest based on relative total shareholder return (“TSR PSUs” - see Note 4 for a more detailed description of these awards), were excluded from our computation of earnings (loss) per share because the minimum applicable performance conditions had not been attained. Antidilutive restricted stock units (“RSUs”), performance share units (“PSUs”), and TSR PSUs are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The RSUs, PSUs, and TSR PSUs that were antidilutive, as determined under the treasury stock method, were 0.6 million and 0.2 million for the third quarter of 2022 and the third quarter of 2021, respectively, and 0.4 million and 0.2 million for the year-to-date 2022 and the year-to-date 2021, respectively. Due to the net loss in the third quarter of 2022 and the year-to-date 2022, any potentially dilutive shares were excluded from the denominator in computing diluted earnings (loss) per common share for the third quarter of 2022 and the year-to-date 2022.

Share Repurchase Programs
On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares (“2021 Repurchase Authorization”). Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions, our compliance with the terms of the 2022 Credit Agreement, and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the third quarter of 2022 and in the year-to-date 2022, no shares were repurchased under the 2021 Repurchase Authorization. As of October 29, 2022, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

Purchases of common shares reported in the consolidated statements of shareholders’ equity include shares acquired to satisfy income tax withholdings associated with the vesting of share-based awards.

Dividends
The Company declared and paid cash dividends per common share during the quarterly periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2022:		(In thousands)	(In thousands)
First quarter	$0.30	$8,981	$10,705
Second quarter	0.30	9,068	8,791
Third quarter	0.30	9,196	8,767
Total	$0.90	$27,245	$28,263

The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of share-based awards. The payment of future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements, including the 2022 Credit Agreement, and any other factors deemed relevant by our Board of Directors.

NOTE 4 – SHARE-BASED PLANS

We have issued RSUs, PSUs, and TSR PSUs under our shareholder-approved equity compensation plans. We recognized share-based compensation expense of $3.9 million and $8.7 million in the third quarter of 2022 and the third quarter of 2021, respectively, and $11.4 million and $31.6 million for the year-to-date 2022 and the year-to-date 2021, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested restricted stock units activity for the year-to-date 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested RSUs at January 29, 2022	909,287	$33.87
Granted	418,247	$38.13
Vested	(355,911)	$29.29
Forfeited	(23,271)	$29.59
Outstanding non-vested RSUs at April 30, 2022	948,352	$37.52
Granted	83,912	$27.34
Vested	(48,096)	$43.03
Forfeited	(83,399)	$41.98
Outstanding non-vested RSUs at July 30, 2022	900,769	$35.87
Granted	46,307	$19.66
Vested	(20,489)	$30.40
Forfeited	(15,741)	$37.71
Outstanding non-vested RSUs at October 29, 2022	910,846	$35.13

The non-vested restricted stock units granted in the year-to-date 2022 generally vest and are expensed on a ratable basis over three years from the grant date of the award, as a threshold financial performance objective is expected to be achieved and the grantee remains employed by us through the vesting dates. In the year-to-date 2022, an immaterial amount of non-vested restricted stock units were granted with a minimum service requirement of one year and no required financial performance objectives.

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

The number of shares distributed upon vesting of the PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of PSUs granted, as defined in the award agreement.

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

The number of shares distributed upon vesting of the TSR PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of TSR PSUs granted, as defined in the award agreement. As of October 29, 2022, we have granted 63,491 TSR PSU shares, which will be expensed through fiscal 2024.

We have begun or expect to begin recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at October 29, 2022	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2021	143,062	March 2023	Fiscal 2023
2022	254,003	March 2024	Fiscal 2024
Total	397,065

As of October 29, 2022, we had a total of 460,556 outstanding performance share units.

We recognized $0.3 million and $5.0 million of share-based compensation expense related to performance share units in the third quarter of 2022 and third quarter of 2021, respectively, and $0.7 million and $20.7 million of share-based compensation expense related to performance share units in the year-to-date 2022 and the year-to-date 2021, respectively.

The following table summarizes the activity related to PSUs and TSR PSUs for the year-to-date 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs and TSR PSUs at January 29, 2022	240,110	$70.24
Granted	68,231	$58.09
Vested	(234,001)	$70.24
Forfeited	—	$—
Outstanding PSUs and TSR PSUs at April 30, 2022	74,340	$59.09
Granted	2,609	$30.33
Vested	—	$—
Forfeited	(9,605)	$58.09
Outstanding PSUs and TSR PSUs at July 30, 2022	67,344	$58.12
Granted	2,494	$30.33
Vested	(6,109)	$70.24
Forfeited	(238)	$58.09
Outstanding PSUs and TSR PSUs at October 29, 2022	63,491	$55.86

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(In thousands)	2022	2021	2022	2021
Total fair value of restricted stock vested	$418	$2,141	$14,339	$31,459
Total fair value of performance shares vested	$125	$—	$13,877	$37,387

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2021 and 2022, at October 29, 2022 was approximately $23.8 million. We expect to recognize this compensation cost through October 2025 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.9 years from October 29, 2022.

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

We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 28, 2023, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $1.0 million. Actual results may differ materially from this estimate.

As of October 29, 2022, the net deferred tax assets were $54.0 million compared to net deferred tax liabilities of $10.4 million as of January 29, 2022. The change was primarily driven by deferred tax assets recorded during year-to-date 2022 as a result of the net operating losses generated during fiscal 2022.

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

The following table presents net sales data by merchandise category:

	Third Quarter		Year-to-Date
(In thousands)	2022	2021	2022	2021
Furniture	$303,703	$401,256	$988,307	$1,291,765
Food	187,021	182,936	536,153	541,400
Soft Home	168,243	194,217	489,325	601,320
Consumables	156,224	163,350	462,066	485,039
Seasonal	136,970	125,147	702,440	688,747
Hard Home	126,622	141,905	383,325	439,805
Apparel, Electronics, & Other	125,498	126,845	363,600	370,506
Net sales	$1,204,281	$1,335,656	$3,925,216	$4,418,582

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

The following are the results from the third quarter of 2022 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2021:

•Net sales decreased $131.4 million, or 9.8%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce net sales, decreased $151.5 million, or 11.7%.
•Gross margin dollars decreased $109.7 million, while gross margin rate decreased 490 basis points to 34.0% of net sales.
•Selling and administrative expenses increased $15.6 million to $503.0 million. As a percentage of net sales, selling and administrative expenses increased 530 basis points to 41.8% of net sales.
•Included within our selling and administrative expenses were non-cash store asset impairment charges related to underperforming stores of $21.7 million, or approximately a loss of $0.56 per share.
•Operating loss increased to an operating loss of $130.8 million from an operating loss of $4.1 million.
•Diluted loss per share increased to $3.56 per share from $0.14 per share.
•Cash and cash equivalents decreased $8.5 million, from $70.6 million at the end of the third quarter of 2021 to $62.1 million at the end of the third quarter of 2022.
•Inventory increased by 5.3%, or $68.1 million, from $1,277.2 million at the end of the third quarter of 2021 to $1,345.3 million at the end of the third quarter of 2022. This increase is largely due to a 14% increase in average unit cost of on hand inventory and a 2% increase in units on hand, partially offset by a decrease in in-transit inventory due to earlier receipt of Christmas inventory compared to third quarter of 2021.
•We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the third quarter of 2022, which was consistent with the quarterly cash dividend of $0.30 per common share paid in the third quarter of 2021.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2022 and the year-to-date 2021:

	2022	2021
Stores open at the beginning of the fiscal year	1,431	1,408
Stores opened during the period	38	34
Stores closed during the period	(12)	(18)
Stores open at the end of the period	1,457	1,424

We expect our store count at the end of 2022 to decrease slightly compared to our store count at the end of 2021.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	66.0	61.1	65.5	60.4
Gross margin	34.0	38.9	34.5	39.6
Selling and administrative expenses	41.8	36.5	38.1	33.3
Depreciation expense	3.1	2.7	2.8	2.4
Operating (loss) profit	(10.9)	(0.3)	(6.5)	3.9
Interest expense	(0.5)	(0.2)	(0.3)	(0.2)
Other income (expense)	0.0	0.0	0.0	0.0
(Loss) income before income taxes	(11.4)	(0.5)	(6.8)	3.8
Income tax (benefit) expense	(2.8)	(0.1)	(1.7)	0.9
Net (loss) income and comprehensive (loss) income	(8.6)%	(0.3)%	(5.1)%	2.9%

THIRD QUARTER OF 2022 COMPARED TO THIRD QUARTER OF 2021

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the third quarter of 2022 compared to the third quarter of 2021 were as follows:

Third Quarter
($ in thousands)	2022		2021		Change		Comps
Furniture	$303,703	25.2%	$401,256	30.1%	$(97,553)	(24.3)%	(26.4)%
Food	187,021	15.5	182,936	13.7	4,085	2.2	0.9
Soft Home	168,243	14.0	194,217	14.5	(25,974)	(13.4)	(15.1)
Consumables	156,224	13.0	163,350	12.2	(7,126)	(4.4)	(5.4)
Seasonal	136,970	11.4	125,147	9.4	11,823	9.4	7.2
Hard Home	126,622	10.5	141,905	10.6	(15,283)	(10.8)	(12.4)
Apparel, Electronics, & Other	125,498	10.4	126,845	9.5	(1,347)	(1.1)	(3.8)
Net sales	$1,204,281	100.0%	$1,335,656	100.0%	$(131,375)	(9.8)%	(11.7)%

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

Net sales decreased $131.4 million, or 9.8%, to $1,204.3 million in the third quarter of 2022, compared to $1,335.7 million in the third quarter of 2021. The decrease in net sales was primarily driven by an 11.7% decrease in our comps, which decreased net sales by $151.5 million. This decrease was partially offset by our non-comparable sales, which increased net sales by $20.1 million, driven by increased sales in our new and relocated stores compared to closed stores. Our comps are calculated based on the results of all stores that were open at least fifteen months plus our e-commerce net sales.

We believe that the decreases in net sales and comps in the third quarter of 2022 compared to the third quarter of 2021 were primarily attributable to a decrease in demand as a result of economic pressures on our customers caused by inflation and the absence of government disbursements and enhanced unemployment benefits compared to third quarter of 2021, which we believe negatively impacted the discretionary spending of our customers.

In the third quarter of 2022, we experienced decreased comps and net sales in our Furniture, Soft Home, and Hard Home merchandise categories. These categories, particularly the Furniture category, were most impacted by our customer's discretionary spending habits due to economic pressures, inflation and the absence of government disbursements, as discussed above, and as compared to the third quarter of 2021. To address this situation, we expect to introduce more closeout offerings in these categories as we implement our “Bargains, Treasures, and Essentials” merchandising strategy, which would change our merchandise mix to one-third Bargains (largely synonymous with closeouts), one-third Treasures (fun, unique, one-of-a-kind items), and one-third Essentials (staple product offerings that bring consistency to our mix of products). In order to expand our lower entry-level price points, we expect more price point mix adjustments within these categories throughout the fourth quarter of 2022 and beyond. We also continue to offer high value products with higher price points that we believe will attract customers from higher income households such as our Broyhill® branded home products.

The increased net sales and positive comps in our Seasonal category compared to the third quarter of 2021 was primarily driven by our Halloween, harvest, summer, and lawn & garden departments partially offset by decreases in sporting goods and other departments. The net sales and comps of the lawn & garden and summer departments were impacted by increased inventory levels and category-specific promotional activity in the third quarter of 2022 as we aggressively discounted these departments to reduce our inventory levels and create space for our Halloween, harvest, and Christmas inventory. Our Halloween department benefited from favorable weather conditions, promotional selling activity and an elevated inventory level entering the third quarter of 2022. The Christmas department experienced positive comps and net sales compared to the third quarter of 2021 when we experienced supply chain challenges that delayed the receipt of Christmas inventory in our stores.

Our Consumables and Apparel, Electronics, & Other categories experienced decreases in net sales and comps which were primarily driven by the decreased discretionary spending discussed above.

Our Food category experienced increases in comps and net sales in the third quarter of 2022. This category performed relatively better than our home products categories as it is less sensitive to changes in discretionary spending.

Gross Margin
Gross margin dollars decreased $109.7 million, or 21.1%, to $409.5 million for the third quarter of 2022, compared to $519.2 million for the third quarter of 2021. The decrease in gross margin dollars was primarily due to a decrease in gross margin rate, which decreased gross margin dollars by $58.6 million, and a decrease in net sales, which decreased gross margin dollars by $51.1 million. Gross margin as a percentage of net sales decreased 490 basis points to 34.0% in the third quarter of 2022 as compared to 38.9% in the third quarter of 2021. The gross margin rate decrease was primarily a result of higher markdowns and higher inbound freight costs. The higher markdowns were driven by increased promotions in the third quarter of 2022 compared to the third quarter of 2021. We aggressively discounted merchandise in the third quarter of 2022 to drive traffic to our stores, move through Seasonal product, and reduce our overall inventory levels to an appropriate position at the end of the quarter. The increase in inbound freight costs was due to higher ocean carriage rates, higher rail rates and higher fuel costs.

Selling and Administrative Expenses
Selling and administrative expenses were $503.0 million for the third quarter of 2022, compared to $487.4 million for the third quarter of 2021. The increase of $15.6 million in selling and administrative expenses was primarily driven by $21.7 million of store asset impairment charges (see Note 1 to the accompanying consolidated financial statements) resulting from a review of underperforming stores, and an increase in distribution and transportation costs of $2.2 million, partially offset by decreases in share-based compensation expense of $4.8 million and self-insurance expense of $3.9 million. The increase in distribution and transportation expenses was driven by increased fuel costs and outbound transportation rates as well as the costs associated with the forward distribution centers (“FDCs”) opened in the past year, partially offset by lower inbound and outbound volumes. Our share-based compensation expense decreased due to the 2019 PSUs, for which the grant date was established in 2021, which carried a higher grant date fair value and for which substantially more awards were granted than the 2022 TSR PSUs, and forfeitures resulting from executive departures. The decrease in self-insurance expense was primarily driven by a net decrease in self-insurance claims, which led to lower incurred expense in the third quarter of 2022 compared to the third quarter of 2021.

As a percentage of net sales, selling and administrative expenses increased 530 basis points to 41.8% for the third quarter of 2022 compared to 36.5% for the third quarter of 2021.

Depreciation Expense
Depreciation expense increased $1.4 million to $37.3 million in the third quarter of 2022, compared to $35.9 million in the third quarter of 2021. The increase in depreciation expense was driven by increased investments in our strategic initiatives, new stores, and supply chain improvements in the last twelve months.

Depreciation expense as a percentage of sales increased 40 basis points compared to the third quarter of 2021.

Interest Expense
Interest expense was $6.3 million in the third quarter of 2022, compared to $2.3 million in the third quarter of 2021. The increase in interest expense was primarily driven by an increase in total average borrowings (including finance leases and the sale and leaseback financing liability) of $479.8 million in the third quarter of 2022 compared to total average borrowings of $132.2 million in the third quarter of 2021. The increase in total average borrowings was driven by borrowings under our credit facilities in the third quarter of 2022 compared to no borrowings under our credit facilities in the third quarter of 2021.

Other Income (Expense)
Other income (expense) was $0.1 million in the third quarter of 2022, compared to $0.3 million in the third quarter of 2021. The income in both years was driven by unrealized gains on our diesel fuel derivatives.

Income Taxes
The effective income tax rate for the third quarter of 2022 and the third quarter of 2021 was 24.8% and 29.3%, respectively. The decrease in the effective income tax rate was driven by lower nondeductible executive compensation, partially offset by the effect of employment related tax credits and audit settlements. The effective income tax rate comparison was also significantly impacted by the increased loss before income taxes in the third quarter of 2022 compared to the loss before income taxes in the third quarter of 2021.

YEAR-TO-DATE 2022 COMPARED TO YEAR-TO-DATE 2021

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2022 and the year-to-date 2021, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2022 compared to the year-to-date 2021 were as follows:

Year-to-Date
($ in thousands)	2022		2021		Change		Comps
Furniture	$988,307	25.2%	$1,291,765	29.2%	$(303,458)	(23.5)%	(25.3)%
Seasonal	702,440	17.9	688,747	15.6	13,693	2.0	0.4
Food	536,153	13.7	541,400	12.3	(5,247)	(1.0)	(2.1)
Soft Home	489,325	12.5	601,320	13.6	(111,995)	(18.6)	(20.1)
Consumables	462,066	11.8	485,039	11.0	(22,973)	(4.7)	(5.7)
Hard Home	383,325	9.7	439,805	9.9	(56,480)	(12.8)	(14.4)
Apparel, Electronics, & Other	363,600	9.2	370,506	8.4	(6,906)	(1.9)	(4.6)
Net sales	$3,925,216	100.0%	$4,418,582	100.0%	$(493,366)	(11.2)%	(12.8)%

Net sales decreased $493.4 million, or 11.2%, to $3,925.2 million in the year-to-date 2022, compared to $4,418.6 million in the year-to-date 2021. The decrease in net sales was driven by a comp decrease of 12.8%, which decreased net sales by $549.3 million, partially offset by our non-comparable sales which increased net sales by $55.9 million as a result of increased net sales in our new and relocated stores compared to closed stores, and an increase in net store count compared to the year-to-date 2021. Our decreased comps and net sales in the year-to-date 2022 is primarily due to the absence of government sponsored relief packages that were present in the year-to-date 2021, which included government stimulus payments and enhanced unemployment benefits. Additionally, we experienced decreased demand in the year-to-date 2022 as a result of general economic pressures on our customers caused by inflation, which we believe impacted the discretionary spending of our customers.

In the year-to-date 2022, we experienced decreased comps and net sales in all of our merchandise categories except our Seasonal category in which our net sales and comps modestly increased. Our home products categories - Furniture, Soft Home, and Hard Home - were most impacted, as purchases from these categories are generally more discretionary in nature. An inflationary environment and absence of government stimulus payments reduced our customer's discretionary spending. As discussed above, we expect price point mix adjustments within these categories throughout the fourth quarter of 2022 and beyond to expand our lower entry-level price points. Additionally, we expect to introduce more closeout offerings in these categories as we implement our “Bargains, Treasures, and Essentials” merchandising strategy, which would change our merchandise mix to one-third Bargains, one-third Treasures, and one-third Essentials.

Our Food category performed marginally better than our home products categories in the year-to-date 2022 as this category is less sensitive to changes in discretionary spending.

Our Consumables and Apparel, Electronics, & Other categories experienced decreases in net sales and comps which were driven by the decreased discretionary spending discussed above.

The increased net sales and comps within our Seasonal category in the year-to-date 2022 compared to the year-to-date 2021 was primarily driven by our Halloween and lawn & garden departments. Our Halloween department benefited from promotional selling activity and an increased inventory level entering the Halloween selling season. The lawn & garden department continued to benefit from increased inventory levels and category-specific promotional activity as we aggressively discounted our lawn & garden assortments to be competitive in the current market, reduce our inventory levels, and create space for Halloween, harvest, and Christmas inventory. Our Christmas department benefited from early holiday season net sales and ended the quarter with a more favorable inventory position compared to the prior year inventory levels which were impacted by supply chain challenges that delayed our receipt of Christmas inventory.

Gross Margin
Gross margin dollars decreased $398.3 million, or 22.7%, to $1,352.6 million for the year-to-date 2022, compared to $1,750.9 million for the year-to-date 2021. The decrease in gross margin dollars was due to a decrease in gross margin rate, which decreased gross margin by $202.8 million and a decrease in net sales, which decreased gross margin by $195.5 million. Gross margin as a percentage of net sales decreased 510 basis points to 34.5% in the year-to-date 2022, compared to 39.6% in the year-to-date 2021. The gross margin rate decrease was primarily a result of higher markdowns, higher inbound freight costs, and a higher shrink rate, partially offset by a higher initial markup. The higher markdowns were driven by increased promotions in the year-to-date 2022 compared to the year-to-date 2021, as we aggressively discounted Seasonal and other products to drive net sales in the second and third quarters of 2022. Inbound freight costs increased due to higher ocean carriage rates, higher rail rates, detention and demurrage charges related to supply chain delays, and higher fuel costs. The higher shrink rate was driven by a higher rate of theft and other loss in our stores during 2021, which has led to unfavorable physical inventory counts in the 2022 physical inventory cycle and a higher shrink accrual rate in the year-to-date 2022. The higher initial markup was driven by modest price increases in targeted merchandise categories and on specific items that have been most impacted by higher freight costs.

Selling and Administrative Expenses
Selling and administrative expenses were $1,494.2 million for the year-to-date 2022, compared to $1,473.5 million for the year-to-date 2021. The increase of $20.7 million in selling and administrative expenses was attributable to increases in store asset impairment charges of $45.8 million and distribution and transportation costs of $28.1 million, partially offset by decreases in accrued bonus expense of $25.3 million, share-based compensation expense of $20.2 million, and self-insurance expense of $10.6 million. The non-cash store asset impairment charges (see Note 1) were recorded as a result of a review of underperforming store locations. The increase in distribution and transportation costs was driven by increased fuel costs and outbound transportation rates, as well as the costs associated with the FDCs opened since the second half of 2021, partially offset by lower outbound and inbound carton volumes. The decrease in accrued bonus expense was due to lower operating performance in the year-to-date 2022 relative to our annual operating plans as compared to the year-to-date 2021. Our share-based compensation expense decreased primarily due to the 2019 PSUs (for which the grant date was established in the first quarter of 2021), which carried a higher grant date fair value and for which substantially more awards were granted than the 2022 TSR PSUs. Our share-based compensation expense also decreased due to forfeitures resulting from executive departures in the year-to-date 2022. The decrease in self-insurance expense was primarily driven by a net decrease in self-insurance claims, the balance of which led to lower incurred expense in the year-to-date 2022 compared to the year-to-date 2021.

As a percentage of net sales, selling and administrative expenses increased 480 basis points to 38.1% for the year-to-date 2022 compared to 33.3% for the year-to-date 2021.

Depreciation Expense
Depreciation expense increased $6.6 million to $111.8 million in the year-to-date 2022, compared to $105.2 million for the year-to-date 2021. The increase was driven by increased investments in our strategic initiatives, new stores, and supply chain improvements in the last 12 months.

Depreciation expense as a percentage of sales increased by 40 basis points compared to the year-to-date 2021.

Interest Expense
Interest expense was $12.9 million in the year-to-date 2022, compared to $7.1 million in the year-to-date 2021. The increase in interest expense was driven by higher total average borrowings (including finance leases and the sale and leaseback financing liability). We had total average borrowings of $392.9 million in the year-to-date 2022 compared to $153.7 million in the year-to-date 2021. The increase in total average borrowings was driven by greater borrowings under our credit agreements throughout the year-to-date 2022 compared to the average balance on our term note agreement, which was fully repaid in the second quarter of 2021, and under the 2021 Credit Agreement in the year-to-date 2021 (when we had no borrowings under the 2021 Credit Agreement).

Other Income (Expense)
Other income (expense) was $1.4 million in the year-to-date 2022, compared to $1.1 million in the year-to-date 2021. The change was primarily driven by a $0.5 million loss on debt extinguishment recognized in the year-to-date 2021 related to the prepayment of the term note secured by equipment at our California distribution center.

Income Taxes
The effective income tax rate for the year-to-date 2022 and the year-to-date 2021 was 25.2% and 23.0%, respectively. The increase in the effective income tax rate was primarily attributable to a net deficiency associated with vesting of share-based payment awards in 2022 compared to a net benefit in the year-to-date 2021, increased audit settlements and the effect of employment related tax credits, partially offset by lower non-deductible executive compensation. Additionally, the increase in the effective income tax rate was impacted by the loss before income taxes in the year-to-date 2022 compared to the income before income taxes in the year-to-date 2021.

Known Trends and 2022 Guidance
In the year-to-date 2022, the U.S. economy experienced its highest inflationary period in decades, which has adversely impacted costs in our business, particularly freight and transportation-related expenses, and the buying power of our customers. We expect the inflationary environment will continue to negatively impact costs within our business and discretionary spending by our customers through the remainder of 2022.

Given the wide range of potential outcomes, we are not currently providing earnings per share guidance for the fourth quarter of 2022; however, excluding the impact of any potential real estate sales, we anticipate an operating loss in the fourth quarter of 2022. As of December 1, 2022, we expect the following in the fourth quarter of 2022:
•A comparable sales decrease in the low double digits compared to the fourth quarter of 2021;
•Gross margin rate improvement compared to the third quarter of 2022, but below the fourth quarter of 2021, with a rate in the mid 30s.
•Combined selling and administrative expenses and depreciation approximately in line with the fourth quarter of 2021.

For 2022, we expect capital expenditures of approximately $170 million.

Liquidity and Capital Resources
On September 21, 2022, we entered into a five-year asset-based revolving credit facility (“2022 Credit Agreement”) in an aggregate committed amount of $900 million (the “Commitments”) that expires on September 21, 2027. In connection with our entry into the 2022 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.4 million, which are being amortized over the term of the 2022 Credit Agreement.

The 2022 Credit Agreement replaced the $600 million five-year unsecured credit facility we entered into on September 22, 2021 (“2021 Credit Agreement”). The 2021 Credit Agreement was scheduled to expire on September 22, 2026, but was terminated concurrent with our entry into the 2022 Credit Agreement. We did not incur any material early termination penalties in connection with the termination of the 2021 Credit Agreement.

Revolving loans under the 2022 Credit Agreement are available in an aggregate amount equal to the lesser of (1) the aggregate Commitments and (2) a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves and a reserve for the then outstanding balance owing under the Synthetic Lease (as defined below). Under the 2022 Credit Agreement, we may obtain additional Commitments on no more than five occasions in an aggregate amount of up to $300 million, subject to agreement by the lenders to increase their respective Commitments and certain other conditions. The 2022 Credit Agreement includes a swing loan sublimit of 10% of the then applicable aggregate Commitments and a $90 million letter of credit sublimit. Loans made under the 2022 Credit Agreement may be prepaid without penalty. Borrowings under the 2022 Credit Agreement are available for general corporate purposes, working capital and to repay certain of our indebtedness. Our obligations under the 2022 Credit Agreement are secured by our working capital assets (including inventory, credit card receivables and other accounts receivable, deposit accounts, and cash), subject to customary exceptions. The pricing and certain fees under the 2022 Credit Agreement fluctuate based on our availability under the 2022 Credit Agreement. The 2022 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or one, three or six month adjusted Term SOFR. We will also pay an unused commitment fee of 0.20% per annum on the unused Commitments. The 2022 Credit Agreement contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default. In addition, the 2022 Credit Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 if (1) certain events of default occur and continue or (2) borrowing availability under the 2022 Credit Agreement is less than the greater of (a) 10% of the Maximum Credit Amount (as defined in the 2022 Credit Agreement) or (b) $67.5 million. A violation of these covenants could result in a default under the 2022 Credit Agreement which could permit the lenders to restrict our ability to further access the 2022 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2022 Credit Agreement. At October 29, 2022, we were in compliance with the covenants of the 2022 Credit Agreement.

Simultaneous with our entry into the 2022 Credit Agreement, we entered into an amendment (the “Synthetic Lease Amendment”) to the synthetic lease for our distribution center in Apple Valley, CA (the “Synthetic Lease”). The Synthetic Lease Amendment amended the Synthetic Lease to, among other things, (1) amend the lessor yield payable thereunder from a LIBOR-based rate to a SOFR-based rate, and to fix the SOFR margin paid on the lessor yield at 2.60%, (2) remove the financial covenants thereunder, (3) change the maturity date of the Synthetic Lease from May 30, 2024 to June 1, 2023, (4) permit the liens and indebtedness under the 2022 Credit Agreement, and (5) restrict our ability to amend the 2022 Credit Agreement, without the consent of all of the Synthetic Lease participants, to (a) increase the Commitments under the 2022 Credit Agreement to an amount in excess of $900 million, (b) remove or reduce the reserve for the then outstanding balance under the Synthetic Lease from the borrowing base under the 2022 Credit Agreement and (c) revise the maturity date under the 2022 Credit Agreement to an earlier date.

As of October 29, 2022, we had a Borrowing Base (as defined under the 2022 Credit Agreement) of $876.5 million under the 2022 Credit Agreement. At October 29, 2022, we had $459.9 million in borrowings outstanding under the 2022 Credit Agreement and $35.3 million committed to outstanding letters of credit, leaving $381.3 million available under the 2022 Credit Agreement, subject to certain borrowing base limitations as further discussed above.

The primary source of our liquidity is cash flows from operations and borrowings under our credit facility as necessary. Our net income (loss) and, consequently, our cash provided by (used in) operations are impacted by net sales volume, seasonal sales patterns, and operating profit (loss) margins. Our cash provided by operations typically peaks in the fourth quarter of each fiscal year due to net sales generated during the holiday selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter as we build our inventory levels prior to the holiday selling season. We have historically funded those requirements with cash provided by operations and borrowings under our credit facility. We currently expect to decrease our borrowings under our credit facility at the end of fiscal 2022 compared to the third quarter of 2022. Cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

In the third quarter of 2022, the Company entered into multiple purchase and sale agreements to sell land and building-related assets for 25 owned store locations and one unoccupied land parcel. The Company expects to complete the majority of these sales during the fourth quarter of 2022 and the remainder in fiscal 2023, subject to customary closing conditions. We expect these sales of property to generate significant liquidity. The Company is also exploring other asset monetization opportunities with its remaining owned properties to generate additional liquidity.

On December 1, 2021 our Board of Directors authorized the repurchase of up to $250 million of our common shares under the 2021 Repurchase Authorization. Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions, our compliance with the terms of the 2022 Credit Agreement, and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the third quarter of 2022, we did not purchase shares under the 2021 Repurchase Authorization. As of October 29, 2022, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

In August 2022, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on September 23, 2022 to shareholders of record as of the close of business on September 9, 2022. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2021. In the year-to-date of 2022, we paid approximately $28.3 million in dividends compared to $32.6 million in the year-to-date of 2021.

In November 2022, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on December 28, 2022 to shareholders of record as of the close of business on December 14, 2022.

Based on historical and expected financial results, we believe that we have or, if necessary, have the ability to obtain, adequate resources to fund our cash requirements, including ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

The following table compares the primary components of our cash flows from the year-to-date 2022 compared to the year-to-date 2021:

(In thousands)	2022	2021	Change
Net cash (used in) provided by operating activities	$(279,039)	$75,706	$(354,745)
Net cash used in investing activities	(124,851)	(122,545)	(2,306)
Net cash provided by (used in) financing activities	$412,306	$(442,121)	$854,427

Cash (used in) provided by operating activities decreased $354.7 million to cash used in operating activities of $279.0 million in the year-to-date 2022 compared to cash provided by operating activities of $75.7 million in the year-to-date 2021. The decrease was primarily due to a decrease in net (loss) income after adjusting for non-cash activities such as non-cash impairment charge, non-cash share-based compensation expense, and non-cash lease expense, and cash outflows related to a reduction of accounts payable on an increased inventory position. Partially offsetting this decrease was an increase in the change in current income taxes, which was driven by a change from generating income before income taxes in the year-to-date 2021 to a loss before income taxes in the year-to-date 2022.

Cash used in investing activities increased by $2.3 million to $124.9 million in the year-to-date 2022 compared to $122.5 million in the year-to-date 2021. The increase was driven by an increase in capital expenditures, which was primarily due to increased investments in new stores and other strategic initiatives.

Cash provided by (used in) financing activities increased by $854.4 million to cash provided by financing activities of $412.3 million in the year-to-date 2022 compared to cash used in financing activities of $442.1 million in the year-to-date 2021. The increase was driven by net proceeds from long-term debt due to borrowings under the 2022 Credit Agreement to fund working capital requirements, and a decrease in payment for treasury shares acquired. The decrease in payment for treasury shares acquired was due to shares repurchased under a share repurchase authorization in the year-to-date 2021, whereas there were no shares repurchased in the year-to-date 2022 under the 2021 Repurchase Authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. See Note 1 to our consolidated financial statements included in our 2021 Form 10-K for additional information about our accounting policies. Except as set forth below, there have been no material changes to our accounting policies disclosed in Note 1 of our 2021 Form 10-K.

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

Long-lived assets
Our long-lived assets primarily consist of property and equipment - net and operating lease right-of-use assets. If the net book value of a store’s long-lived assets is not recoverable by the expected undiscounted future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term. The Company uses judgment in its determination of the existence of impairment indicators at a store level, which is primarily based on operating performance.

We assess the impairment of long-lived assets, primarily property and equipment and operating lease assets, annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our assessment of changes in circumstances requires significant judgment. Factors we consider important which could trigger an impairment review include the following:
•Significant changes in the manner of our use of assets or the strategy for the overall business;
•Significant negative industry or economic trends; and
•An unusual current-period operating loss or cash flow loss in comparison to historical operating or cash flow losses

See Note 1 to the accompanying consolidated financial statements for additional information regarding this critical accounting policy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2022 Credit Agreement. We had $459.9 million of borrowings under the 2022 Credit Agreement at October 29, 2022. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $4.6 million.

We are subject to market risk from exposure to changes in our derivative instruments associated with diesel fuel. At October 29, 2022, we had outstanding derivative instruments, in the form of collars, covering 0.3 million gallons of diesel fuel. The following table provides additional detail related to our current derivative instruments, associated with diesel fuel.

Calendar Year of Maturity	Diesel Fuel Derivatives		Fair Value
	Puts	Calls	Asset (Liability)
	(Gallons, in thousands)		(In thousands)
2022	300	300	571
Total	300	300	$571

At October 29, 2022, a 10% difference in the forward curve for diesel fuel prices could affect unrealized gains (losses) in other income (expense) by approximately $0.2 million.

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

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed within Part 1, Item 1A. of our 2021 Form 10-K. Except as set forth below, during the third quarter of 2022, there have been no material changes to our risk factors as disclosed in the 2021 Form 10-K and in our subsequent filings with the SEC.

If we are unable to comply with the terms of the 2022 Credit Agreement, our capital resources, financial condition, results of operations, and liquidity may be materially adversely effected.

We borrow funds under the 2022 Credit Agreement, a $900 million five-year asset-based revolving credit facility, from time to time depending on operating or other cash flow requirements. The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default. In addition, the 2022 Credit Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 if (1) certain events of default occur and continue or (2) borrowing availability under the 2022 Credit Agreement is less than the greater of (a) 10% of the Maximum Credit Amount (as defined in the 2022 Credit Agreement) or (b) $67.5 million. These covenants could impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions that we believe are advisable or necessary for our business. Our ability to comply with these covenants and other provisions in the 2022 Credit Agreement may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. We are also subject to cross default provisions under the Synthetic Lease applicable to our distribution center in California. A violation of these covenants could result in a default under the 2022 Credit Agreement which would permit the lenders to restrict our ability to further access the 2022 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2022 Credit Agreement. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

In addition, our ability to borrow under the 2022 Credit Agreement is limited by the amount of our borrowing base which consists of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves and a reserve for the then outstanding balance owing under the Synthetic Lease. Any negative impact on the elements of our borrowing base, such as accounts receivable and inventory, could reduce our borrowing capacity under the 2022 Credit Agreement which could have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory, tax and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business, financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of the 2022 Credit Agreement or future debt agreements may also restrict us from effecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.

The recent cessation of operations by a key furniture supplier, United Furniture Industries, Inc., could materially adversely impact our results of operations.

United Furniture Industries, Inc. (“UFI”) unexpectedly and without notice to us ceased operations and terminated its employees on November 21, 2022. Furniture products supplied by UFI to the Company represented approximately 7% of our merchandise purchases in the year-to-date 2022. We are closely monitoring this developing situation, evaluating its potential impact on our business and reviewing our rights and legal and strategic options with respect to UFI. As part of this process, we are investigating our ability to acquire from UFI finished goods and work in process inventory that relate to outstanding and unpaid purchase orders that we currently have with UFI. In addition, we are identifying and believe that we have identified merchandise sourcing alternatives to fill near term gaps in our product offerings that may result from UFI’s cessation of operations, including, among other things, obtaining merchandise from other furniture vendors, pursuing closeout opportunities and acquiring additional non furniture merchandise. However, because our investigation is ongoing and given the inherent uncertainty in this fluid situation, we cannot determine at this time the ultimate impact of UFI’s cessation of operations on our results of operations. Over time, if we are unable to secure alternative sources of merchandise on acceptable terms to replace merchandise previously sourced from UFI, our results of operations could be materially adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 31, 2022 - August 27, 2022	2	$21.07	—	159,425
August 28, 2022 - September 24, 2022	6	20.85	—	159,425
September 25, 2022 - October 29, 2022	1	16.33	—	159,425
Total	9	$20.37	—	159,425

(1)     In August, September, and October 2022, in connection with the vesting of certain outstanding RSUs, we acquired 2,257, 6,003, and 1,113 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.
(2)     The 2021 Repurchase Authorization is comprised of a December 1, 2021 authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares. During the third quarter of 2022, we had no repurchases under the 2021 Repurchase Authorization. At October 29, 2022, the 2021 Repurchase Authorization has $159.4 million of remaining authorization. The 2021 Repurchase Authorization has no scheduled termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document

10.1	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-K dated March 29, 2022).
10.2	Big Lots, Inc. Executive Severance Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q dated June 8, 2022).
10.3	Big Lots, Inc. Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q dated June 8, 2022).
10.4	Credit Facility Consent Letter (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated July 29, 2022).
10.5	Synthetic Lease Consent Letter (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated July 29, 2022).
10.6	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.6 to our Form 10-Q dated September 6, 2022).
10.7*	Credit Agreement, dated September 21, 2022, by and among Big Lots, Inc. and the other Borrowers named therein, the Guarantors named therein, and the Banks named therein.
10.8*	Fourth Amendment to Operative Documents, dated September 21, 2022, by and among AVDC, Inc., as lessee, the guarantors thereto, Wachovia Service Corporation, as lessor, Wells Fargo Bank, N.A., as agent, and the lease participants named therein.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 7, 2022

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)