Form 10-K
period 2023-01-28
BIG LOTS INC
filed 2023-03-28
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	January 28, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(614) 278-6800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares $0.01 par value	BIG	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.		☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑
The aggregate market value of the Common Shares held by non-affiliates of the Registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the Registrant) was $572,171,828 on July 29, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing price of the Registrant’s Common Shares on such date as reported on the New York Stock Exchange).
The number of the Registrant’s common shares, $0.01 par value, outstanding as of March 24, 2023, was 29,028,711.
Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIG LOTS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 28, 2023

Part I

Item 1. Business

The Company

Big Lots, Inc., an Ohio corporation, through its wholly owned subsidiaries is a home discount retailer operating in the United States (“U.S.”). At January 28, 2023, we operated a total of 1,425 stores and an e-commerce platform. Our mission is to help people Live BIG and Save LOTS. Our vision is to be the BIG difference for a better life by delivering unmistakable value to customers, building a “best places to grow” culture, rewarding shareholders with top tier growth and returns, and doing good in local communities.

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

Fiscal Year	Number of Weeks	Year Begin Date	Year End Date
2023	53	January 29, 2023	February 3, 2024
2022	52	January 30, 2022	January 28, 2023
2021	52	January 31, 2021	January 29, 2022
2020	52	February 2, 2020	January 30, 2021
2019	52	February 3, 2019	February 1, 2020
2018	52	February 4, 2018	February 2, 2019

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

Merchandising

We focus our merchandising strategy on (1) the bargain hunt, by seeking to deliver unmatched value in all of our merchandise categories through high quality closeouts on name brand items, affordable opening price points and low prices on our own brand assortment; (2) the treasure hunt, by seeking to surprise and delight our customers with a fresh, unique, quirky, trendy and seasonal product assortment; and (3) essentials, by seeking to offer a reliable assortment of simple to shop staple products that bring consistency to our product mix. We evaluate our product offerings to ensure we are providing high quality and unmistakable value, and meeting our customer’s expectations. We believe that focusing on our customers’ expectations has improved our ability to provide a more relevant and desirable assortment of offerings in our merchandise categories.

We utilize traditional sourcing methods in purchasing both imported and domestic products. In certain merchandise categories, we also take advantage of closeout channels to enhance our ability to offer products that provide unmistakable value and surprise and delight our customers. We generally source closeouts from production overruns, packaging changes, discontinued products, order cancellations, liquidations, returns, and other disruptions in the supply chains of manufacturers, but also from engineered closeouts and other sourcing options. We have increased our sourcing and purchasing of high quality closeout merchandise directly from manufacturers and other vendors, typically at prices lower than those paid by traditional discount retailers, to accelerate our ability to deliver unmistakable value. We believe our strong vendor relationships support this sourcing model, and we intend to continue to grow our bargain and treasure merchandise offerings during 2023.

Our global sourcing team and overseas vendor relationships continue to represent important components of our merchandising strategy. We expect our import partners to responsibly source goods that our merchandising teams identify as having our desired mix of quality and value. During 2022, we purchased approximately 28% of our merchandise, at cost, directly from overseas vendors, including approximately 19% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. As a result, a significant portion of our merchandise supply is subject to certain risks described in “Item 1A. Risk Factors” of this Form 10-K.

Advertising and Marketing

We believe that our brand image is an important part of why our customers choose to shop Big Lots. We also believe our brand image is important to the value proposition that we convey through all of our customer touchpoints. We employ an integrated approach for our marketing touchpoints and investments consisting of: (1) paid media, including television, print, digital, social media, internet, e-mail, and payment card-linked marketing; (2) earned media, including public relations and organic social media; and (3) owned media, including our website, customer loyalty programs, and in-store signage. Total advertising expense as a percentage of total net sales was 1.8%, 1.6%, and 1.7% in 2022, 2021, and 2020, respectively.

We have conducted extensive consumer research to enhance our understanding of why customers shop us and the reasons why others do not shop us. We have used this research to refine our brand positioning and implement changes to our messaging across all marketing touchpoints. Our research shows that our customers believe we excel in four key areas or brand pillars: unmistakable value, surprising products, easy shopping, and a delightful experience. Accordingly, our marketing strategy is grounded in these brand pillars. Our marketing tactics are intended to: (1) create a community of bargain hunters and treasure seekers; (2) drive incremental visits from new and existing customers; (3) increase our brand awareness, brand consideration and purchasers; and (4) drive personalized marketing based on our customer data platform. Our consumer research also influences how we merchandise our stores, invest in omnichannel capabilities, design our shopping experience, and invest in our business.

Our customer data is an important marketing tool that allows us to communicate with our customers in a cost-effective, personalized, and relevant manner, including through e-mail delivery of our circulars, announcement of flash sales, and product-specific promotions. At January 28, 2023, our customer loyalty program, which we call the “BIG Rewards Program,” included approximately 21 million active members who had made a purchase in our stores in the last 12 months, compared to approximately 22 million active members at January 29, 2022. In addition to the customer communications mentioned above, our BIG Rewards Program rewards our customers for making frequent and high-ticket purchases and offers a special birthday reward. We utilize insights gained through the BIG Rewards Program to evaluate the effectiveness of our promotions, tailor promotions to our customers’ shopping habits, and gain consumer insights. Our research shows that membership in the BIG Rewards Program is a driver of net sales, and we have incentivized our store associates to encourage customer enrollment into the program.

We believe our approach to retailing differentiates us from the competition and allows us to make a difference in the communities we serve. Our community-oriented approach to retailing includes “doing good as we do well,” which means supporting both local and national causes that aid the communities in which we do business. We invest in point of sale campaigns in each of our geographic regions, the beneficiaries of which are selected based on their impacts on local customers and associates. We serve the community on a national level through our Big Lots Foundation, which focuses on healthcare, housing, hunger, and education. In addition, we are pleased to support our local community in Columbus, OH through our partnership with Nationwide Children’s Hospital, to which the Company committed $40 million and the Big Lots Foundation committed $10 million to the Big Lots Behavioral Health Pavilion, a state-of-the-art medical facility dedicated to child and adolescent mental and behavioral health, which opened in 2020.

Competition

We operate in the highly competitive retail industry. We face strong sales competition from other general merchandise, discount, home, food, furniture, arts and crafts, and dollar store retailers, which operate in traditional brick and mortar stores and/or online. Additionally, we compete with a number of companies for retail site locations and, distribution site locations, to attract and retain quality employees, and to acquire our broad merchandising assortment from vendors. We operate an e-commerce platform which faces additional competition for customer, fulfillment capabilities, and technological innovation from a wider range of retailers in a highly competitive marketplace.

Real Estate

The following table compares the number of our stores in operation at the beginning and end of each of the last five fiscal years:

	2022	2021	2020	2019	2018
Stores open at the beginning of the year	1,431	1,408	1,404	1,401	1,416
Stores opened during the year	56	50	24	54	32
Stores closed during the year	(62)	(27)	(20)	(51)	(47)
Stores open at the end of the year	1,425	1,431	1,408	1,404	1,401

For additional information regarding our real estate strategy, see the discussion under the caption “Operating Strategy - Real Estate” in the accompanying “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in this Form 10-K.

The following table details our U.S. stores by state at January 28, 2023:

Alabama	30	Maine	6	Ohio	104
Arizona	35	Maryland	28	Oklahoma	20
Arkansas	12	Massachusetts	23	Oregon	14
California	115	Michigan	47	Pennsylvania	72
Colorado	14	Minnesota	2	Rhode Island	1
Connecticut	15	Mississippi	14	South Dakota	1
Delaware	5	Missouri	25	South Carolina	38
Florida	109	Montana	3	Tennessee	47
Georgia	52	Nebraska	2	Texas	120
Idaho	6	Nevada	13	Utah	7
Illinois	34	New Hampshire	6	Vermont	4
Indiana	45	New Jersey	28	Virginia	44
Iowa	3	New Mexico	12	Washington	27
Kansas	7	New York	68	West Virginia	16
Kentucky	41	North Carolina	76	Wisconsin	11
Louisiana	20	North Dakota	1	Wyoming	2
				Total stores	1,425
				Number of states	48

Of our 1,425 stores, 31% operate in four states: California, Texas, Florida, and Ohio, and net sales from stores in these states represented 33% of our 2022 net sales. We have a concentration in these states based on their size, population, and customer base.

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

In addition to our regional distribution centers that handle store merchandise, we operate two other warehouses within our Ohio distribution center. One warehouse distributes fixtures and supplies to our stores and our five regional distribution centers and the other warehouse serves as a fulfillment center for our direct-ship e-commerce operations. To supplement our e-commerce fulfillment center, we also fulfill direct-ship e-commerce orders from 65 of our store locations, which we strategically selected based on geographic location, size, and other relevant factors. We also fulfill some of our e-commerce orders using supplier direct fulfillment, a process in which the customer purchases merchandise through our e-commerce platform, but the merchandise is shipped directly from the supplier to the customer. Supplier direct fulfillment is primarily used for bulky items that are more costly to warehouse and ship. We continue to evaluate our e-commerce fulfillment capabilities to reduce shipping times.

In 2021, we opened two small-format forward distribution centers located in Georgia and Pennsylvania, to divert processing and logistics for bulk goods out of our regional distribution centers into our forward distribution centers and, increase the efficiency and capacity of our regional distribution centers, which were designed to efficiently process cartons as opposed to bulk goods. In 2022, we opened two additional small-format forward distribution centers in Washington and Indiana, to accommodate projected purchasing volumes. Each of our four forward distribution centers are operated by a third-party logistics services provider. In March 2023, the Company communicated to our third-party logistics service provider our plans to close all of our forward distribution centers by August 2023 due to the decreases in sales and purchasing volumes. We will continue to evaluate our supply chain needs based on projected purchasing volumes and adjust the capacity of our distribution and fulfillment network accordingly.

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

The seasonality of our net sales in 2022 generally aligned with our historical seasonality. The seasonality of our operating results, however, differs significantly due to our recording an operating loss in each quarter of 2022 compared to recording an operating loss in only one quarter (the third quarter of 2021) in the prior two years. This change in the seasonality of our operating results is primarily attributable to inflationary and macroeconomic pressures experienced throughout 2022, which resulted in decreased net sales, decreased gross margin as a percentage of net sales, and increased selling and administrative expenses.

The following table sets forth the seasonality of net sales and operating profit (loss) for 2022, 2021, and 2020 by fiscal quarter:

	First	Second	Third	Fourth
Fiscal Year 2022
Net sales as a percentage of full year	25.1%	24.6%	22.0%	28.3%
Operating loss as a percentage of full year (a)	(5.2)	(41.7)	(50.0)	(3.1)
Fiscal Year 2021
Net sales as a percentage of full year	26.4%	23.7%	21.7%	28.2%
Operating profit (loss) as a percentage of full year	51.1	22.5	(1.7)	28.1
Fiscal Year 2020
Net sales as a percentage of full year	23.2%	26.5%	22.2%	28.1%
Operating profit as a percentage of full year (b)	8.7	71.0	5.0	15.3

(a) The second, third, and fourth quarters of 2022 included asset impairment charges of $24.1 million, $21.7 million, and $22.6 million, respectively. The fourth quarter of 2022 also included a gain on sale of real estate and related expenses of $16.8 million related to the sale of 20 owned store locations and one unoccupied land parcel.
(b) The second quarter of 2020 included a gain on sale of distribution centers and related expenses of $459.1 million related to the sale and leaseback of four distribution centers.

Human Capital

At January 28, 2023, we had approximately 32,200 active associates comprised of 10,200 full-time and 22,000 part‑time associates. Approximately 68% of the associates we employed during 2022 were employed on a part-time basis. Temporary associates hired for the holiday selling season increased the total number of associates to a peak of approximately 35,800 in 2022. We are not a party to any labor agreements. We require all of our associates to adhere to our code of ethics and workplace safety protocols.

We believe our associates are among our most important resources. We evaluate our human capital management at our stores, distribution centers, and corporate headquarters on the basis of associate engagement, diversity, equity, and inclusion, compensation and benefits, talent development and health and safety.

Associate Engagement
We have sent an associate engagement survey to each of the associates in our corporate headquarters and to our field and distribution center leadership on an annual basis to assess our associate engagement and obtain the thoughts of those associates regarding manager effectiveness, performance enablement, and our diversity and inclusion efforts. In 2022, 89% of the associates surveyed responded to the survey with a 77% favorable engagement rate. Based on results of the annual survey, our leaders create action plans to address areas where our associates have told us we can improve. As a structural expense savings measure, we intend to perform future associate engagement surveys on a less frequent basis.

Diversity, Equity, and Inclusion
We recognize the value of creating a diverse, equitable, and inclusive workplace. As a result, diversity, equity, and inclusion (“DEI”) is a significant component of our human capital management. As part of our commitment to DEI, we maintain a Diversity, Equity, and Inclusion Council (“DEI Council”), which is comprised of associates from our stores, distribution centers, and corporate headquarters who represent various job levels, locations, ages, genders, languages, work shifts, races, sexual orientations, and leadership styles, was established in 2020 to lead the development and advancement of our DEI strategy. Additionally, our Diversity, Equity, and Inclusion Executive Advisory Committee, which is comprised of senior leaders, provides guidance to the DEI Council, approves our DEI strategy and promotes its achievement throughout our organization. In 2022, we integrated our conscious inclusion program into the onboarding process for all of our associates, which we developed to build awareness of our DEI strategy, educate our associates on how we can improve DEI, and ultimately engrain DEI in the culture of the Company.

Compensation and Benefits
We offer a competitive compensation and benefits package to our eligible associates including, among other benefits, incentive compensation, performance-based merit pay, paid holidays, paid vacation, 401(k) match, and healthcare coverage, including medical, dental, and vision insurance with health savings account and flexible savings account options. Our compensation and benefits packages are designed to attract and retain high-performing talent. Additionally, we provide our associates with a company discount on our merchandise and our associates redeemed over $25 million in corporate discounts in 2022.

Talent Development
Talent development is critical to developing the high-performance culture that we seek to foster. Each of our associates participates in an annual goal-setting process and completes an annual performance review, which is followed by periodic discussions throughout the year to assess progress. Each of our managers also completes an individual development plan on an annual basis to set and track long-term goals. Additionally, our business leaders participate in a succession planning process that serves as a tool for identifying and developing high-potential individuals within our organization as well as ensuring business continuity. We also offer a robust catalog of training and development programs to our associates through our Big Lots University training tool, which covers topics including, but not limited to, workplace harassment, safety, ethics, leadership, and job skills.

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

Environmental, Social and Governance Practices

Our Environmental, Social and Governance Committee supports the Company’s ongoing commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability and other public policy matters relevant to the Company (“ESG Matters”). The Environmental, Social and Governance Committee takes a leadership role in (a) developing the Company’s general strategy with respect to ESG Matters, (b) overseeing the development of policies and practices relating to ESG Matters based on such strategy and the integration of such policies and practices into the Company’s business operations and strategy, (c) overseeing communications with employees, investors and stakeholders regarding ESG Matters and (d) monitoring and assessing developments relating to, and improving the Company’s understanding of, ESG Matters. The Environmental, Social and Governance Committee is comprised of our Chief Legal and Governance Officer, our Chief Financial and Administrative Officer and the leaders of our Compliance/Social, Diversity, Equity & Inclusion, Investor Relations, Public Relations and Sustainability functions. The duties and responsibilities of the Environmental, Social and Governance Committee are further described in its charter, which is available in the Investor Relations section of our website (www.biglots.com) under the “Corporate Governance” caption.

In April 2023, we expect to publish our second corporate social responsibility report, titled “BIG Cares,” which will address our environmental, social and governance policies, initiatives and achievements. A copy of our first corporate social responsibility report is, and a copy of our second corporate social responsibility report will be, available on our website (www.biglots.com). The contents of our website, including the Big Cares reports, are not incorporated into, or otherwise made a part of, this Form 10-K.

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

This Form 10-K contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements that may be made by us. Such forward-looking statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts. Such statements are commonly identified by using words such as “anticipate,” “estimate,” “continue,” “could,” “approximate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions in connection with any discussion of future operating or financial performance. In particular, forward-looking statements include statements relating to future actions, future performance, or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

Operational and Supply Chain Risks

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability, and potentially disrupt our business.

We accept payments using a variety of methods, including credit cards, debit cards, credit accounts, our private label credit cards, gift cards, direct debit from a customer’s bank account, consumer invoicing, and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers, and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. If we fail to comply with these rules or requirements, adequately encrypt payment transaction data, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

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

We rely on our ability to replenish depleted merchandise inventory through deliveries to our distribution centers and from the distribution centers to our stores by various means of transportation, including shipments by sea, rail and truck carriers. A decrease in the capacity of carriers and/or labor strikes or shortages, disruptions or shortages in the transportation industry could negatively affect our distribution network, our timely receipt of merchandise and/or our transportation costs. In addition, disruptions to the U.S. and international transportation infrastructure from wars, political unrest, terrorism, natural disasters (including extreme weather), pandemic diseases, governmental budget constraints and other significant events that lead to delays or interruptions of service could adversely affect our business. Also, a fire, earthquake, or other disaster (including extreme weather) at one of our distribution centers could disrupt our timely receipt, processing and shipment of merchandise to our stores which could adversely affect our business. Additionally, as we seek to expand our operation through store count growth and advancement of our online retail capabilities, we may face increased or unexpected demands on distribution center operations, as well as new demands on our distribution network.

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

Global sourcing of many of the products we sell is an important factor in driving higher operating profit. During 2022, we purchased approximately 28% of our products, at cost, directly from overseas vendors, including 19% from vendors located in China. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified vendors and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of the U.S. Global sourcing and foreign trade involve numerous risks and uncertainties beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency and exchange rate fluctuations, work stoppages, transportation delays, economic uncertainties such as inflation, foreign government regulations, political unrest, pandemic diseases, natural disasters, war, terrorism, trade restrictions and tariffs (including retaliation by the U.S. against foreign practices or by foreign countries against U.S. practices), the financial stability of vendors, or merchandise quality issues. U.S. policy on trade restrictions frequently changes and may result in new laws, regulations, or treaties that increase the costs of importing goods and/or limit the scope of available foreign vendors. These and other issues affecting our international vendors could materially adversely affect our business and financial performance.

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

The COVID-19 pandemic has continued to lead to general manufacturing and supply chain disruption, particularly in China, including manufacturers and supply chains that produce our retail merchandise, supplies, and fixtures. To the extent our manufacturers, supply chain and associated costs are negatively affected by the COVID-19 pandemic, including delayed shipment of seasonally sensitive product offerings, our business, financial condition, results of operations, and liquidity may be materially adversely affected.

The recent cessation of operations by a key furniture supplier, United Furniture Industries, Inc., significantly and adversely impacted our operations in 2022 and could materially adversely impact our results of operations.

United Furniture Industries, Inc. (“UFI”) unexpectedly and without notice to us ceased operations and terminated its employees on November 21, 2022. Furniture products supplied by UFI to the Company represented approximately 6% of our merchandise purchases in 2022. We are closely monitoring this developing situation, evaluating its potential impact on our business and reviewing our rights and legal and strategic options. We believe that we have identified merchandise sourcing alternatives to fill both near and long term gaps in our product offerings that may result from UFI’s cessation of operations, including, among other things, obtaining merchandise from other furniture vendors, pursuing closeout opportunities and acquiring additional non furniture merchandise. We expect the assortment gaps related to the UFI closure to be fully mitigated by the end of the second quarter of 2023. Over time, if we are unable to secure alternative sources of merchandise on acceptable terms to replace merchandise previously sourced from UFI, our results of operations could be materially adversely impacted.

Our inability to properly manage our inventory levels and offer merchandise that meets changing customer demands may materially impact our business and financial performance.

We must maintain sufficient inventory levels to successfully operate our business. However, we also must seek to avoid accumulating excess inventory to maintain appropriate in-stock levels based on evolving customer demands. We obtain approximately 28% of our merchandise directly from vendors outside of the U.S. These foreign vendors often require us to order merchandise and enter into purchase order contracts for the purchase of such merchandise well in advance of the time we offer these products for sale. As a result, we may experience difficulty in rapidly responding to a changing retail environment, which makes us vulnerable to changes in price and in consumer preferences. For example, in the second and third quarters of 2022, we aggressively discounted Seasonal and other products to reduce inventory levels which negatively impacted our gross margins. In addition, we attempt to maximize our operating profit and operating efficiency by delivering proper quantities of merchandise to our stores in a timely manner. If we do not accurately anticipate future demand for a particular product or the time it will take to replenish inventory levels, our inventory levels may not be appropriate and our results of operations may be negatively impacted.

If we are unable to maintain or upgrade our information technology or computer systems or if such systems are damaged or cease to function properly, our operations may be disrupted or become less efficient.

We depend on a variety of information technology and computer systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology and computer systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology and computer systems to process transactions, summarize results, and manage our business, including management and distribution of our inventory. Our information technology and computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyberattacks or other security breaches, obsolescence, catastrophic events and extreme weather conditions such as fires, floods, earthquakes, tornados, hurricanes, acts of war or terrorism, and usage errors by our employees or our contractors. In recent years, we have begun using vendor-hosted solutions for certain of our information technology and computer systems, which are more exposed to telecommunication failures.

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

We lease almost all of our stores, and a significant number of the store leases expire or are up for renewal each year, as noted below in “Item 2. Properties” and in MD&A in this Form 10-K. Our strategy to improve our financial performance includes increasing sales while managing the occupancy cost of each of our stores. A primary component of our sales growth strategy is increasing our comparable store sales, which requires renewing many leases each year. Additional components of our sales growth strategy include opening new store locations, either as an expansion in an existing market or as an entrance into a new market, and relocating certain existing stores to new locations within existing markets. If we are unable to negotiate favorable lease renewals and/or new store leases under unfavorable lease terms or at all, our financial position, results of operations, and liquidity may be negatively affected.

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

Market and Competitive Risks

Further deterioration in general economic conditions, disposable income levels, and other conditions, such as unseasonable weather, pandemic diseases, inflation, or global events, could lead to reduced consumer demand for our merchandise, and materially adversely affect our revenues and gross margin.

Our results of operations can be directly and materially impacted by the health of the U.S. economy. Our business and financial performance may be adversely impacted by current and future economic conditions, including factors that may restrict or otherwise negatively impact consumer financing, disposable income levels, unemployment levels, energy costs and interest rates, recession, inflation, and other matters, such as tax reform, natural disasters, climate change, pandemic diseases, wars, or terrorist activities, that influence consumer spending. Specifically, our Soft Home, Hard Home, Furniture and Seasonal merchandise categories may be threatened when disposable income levels are negatively impacted by economic conditions. In 2022 and continuing into 2023, the U.S. has experienced its highest level of inflation in decades. This inflation and the general economic conditions, which we anticipate will persist through 2023, have negatively impacted, and we expect will continue to negatively impact, disposable income levels and discretionary spending.

Additionally, the net sales of cyclical product offerings in our Seasonal category may be threatened when we experience extended periods of unseasonable or extreme weather, including unseasonable weather caused by climate change. Inclement weather can also negatively impact our Furniture category, as many customers transport the product home personally. In particular, the economic conditions and weather patterns of four states (California, Texas, Florida, and Ohio) are important as approximately 31% of our current stores operate and 33% of our 2022 net sales occurred in these states.

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

Competition from other retailers in the online retail marketplace is intense and growing. Certain of our competitors, including several pure online retailers, have established online operations that we compete against for customers and products. It is possible that the competition in the online retail space may reduce our market share, gross margin, and operating margin, and may materially adversely affect our business and results of operations in other ways. Our operations include an e-commerce platform with multiple fulfillment options to enhance our omnichannel experience. Operating an e-commerce platform is a complex undertaking and rapidly evolving. We must keep pace with changing customer expectations and new developments. There is no guarantee that the resources we have applied to this effort will increase revenues or improve operating performance. If our online retailing initiatives do not meet our customers’ expectations, the initiatives may reduce our customers’ desire to purchase goods from us both online and at our brick and mortar stores and may materially adversely affect our business and results of operations.

Fluctuation in commodity prices, including but not limited to diesel fuel and other fuels used by utilities to generate power, could materially adversely impact our gross margin and operating profit.

Transporting merchandise, supplies, fixtures, and other materials to and from our distribution centers and stores requires significant volumes of diesel fuel and other fuels. As a result, fluctuations in the prices of diesel fuel and other fuels, including increases in fuel prices, directly impact the carrying cost of inventory, the cost of outbound transportation from our distribution centers to our stores, and the cost to transport other materials and supplies. Additionally, we consume significant volumes of electricity and natural gas to heat, cool, and operate equipment in our stores and distribution centers. Our utility providers depend on various fuels to generate and transport electricity and natural gas, the cost of which is typically passed through to us as the consumer. A rise in the cost of fuels used to generate and transport electricity and natural gas could materially adversely impact our gross margins and our operating profit.

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

Despite our procedures, technologies and other information security measures, we cannot be certain that our information technology systems or the information technology systems of our third-party service providers are preventing, containing, or detecting, or will be able to prevent, contain or detect all cyberattacks, cyberterrorism, or security breaches. As evidenced by other retailers who have suffered serious security breaches, we may be vulnerable to data security breaches and data loss, including cyberattacks. A material breach of our security measures or our third-party service providers’ security measures, the misuse of our customer, employee, vendor and company data or information or our failure to comply with applicable privacy and information security laws and regulations could result in the exposure of sensitive data or information, attract a substantial amount of negative media attention, damage our customer or employee relationships and our reputation and brand, distract the attention of management from their other responsibilities, subject us to government enforcement actions, private litigation, penalties and costly response measures, and result in lost sales and a reduction in the market value of our common shares. While we have taken actions to mitigate our financial risk, in the event we experience a material data or information security breach, our protection may not be sufficient to cover the impact to our business.

In addition, the data and information security and privacy regulatory environment is increasingly demanding, as new and revised requirements are frequently imposed across our business. Compliance with more demanding privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

Human Capital Risks

If we are unable to attract, train, and retain highly qualified associates while also controlling our labor costs, our financial performance may be negatively affected.

Our customers expect a positive shopping experience, which is driven by a high level of customer service from our associates and a quality presentation of our merchandise. Additionally, our customers expect merchandise to be in stock in our stores and online, which is partially driven by the timely delivery of merchandise from our distribution centers to our stores. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of highly qualified associates, and also control labor costs. We compete with other retail businesses for many of our associates and many of our store and distribution center positions have historically had high turnover rates, which can increase training and retention costs. In addition, our ability to control labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, prevailing wage rates, the impact of federal, state, or local minimum wage legislation, the impact of legislation or regulations governing labor relations or benefits, and health insurance costs.

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

From time to time, we are involved in litigation and regulatory actions, including various collective, class action or shareholder derivative lawsuits that may be brought against us for alleged violations of the Fair Labor Standards Act, state wage and hour laws, sales tax and consumer protection laws, False Claims Act, federal securities laws and environmental and hazardous waste regulations among others. Due to the inherent uncertainties of litigation, we may not be able to accurately determine the impact on us of any future adverse outcome of such proceedings. The ultimate resolution of these matters could have a material adverse impact on our financial condition, results of operations, and liquidity. In addition, regardless of the outcome, these proceedings could result in substantial cost to us and require us to devote substantial attention and resources to defend ourselves. For a description of certain current legal proceedings, see Note 8 to the accompanying consolidated financial statements.

We may be adversely affected by legal, regulatory or market responses to global climate change.

Growing concern over climate change has led policy makers in the U.S. to consider the enactment of legislative and regulatory proposals that would impose mandatory requirements on greenhouse gas emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, we use natural gas, diesel fuel, gasoline and electricity in conducting our operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs, which could materially affect our profitability. Compliance with any new or more stringent laws or requirements, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our overall operations. We may incur certain types of losses that we cannot insure or that we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, some natural disasters, and pandemic diseases. If we incur these losses and they are material, our financial condition and result of operations could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability, including automobile, and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these self-insured losses, including potential increases in medical and indemnity costs, could result in significantly different expenses than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles. If we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected.

Financial Risks

If we are unable to comply with the terms of the 2022 Credit Agreement, our capital resources, financial condition, results of operations, and liquidity may be materially adversely affected.

We borrow funds under our $900 million five-year asset-based revolving credit facility (the “2022 Credit Agreement”), from time to time depending on operating or other cash flow requirements. The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default. In addition, the 2022 Credit Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.0 if (1) certain events of default occur and continue or (2) borrowing availability under the 2022 Credit Agreement is less than the greater of (a) 10% of the Maximum Credit Amount (as defined in the 2022 Credit Agreement) or (b) $67.5 million. These covenants could impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions that we believe are advisable or necessary for our business. Our ability to comply with these covenants and other provisions in the 2022 Credit Agreement may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. We are also subject to cross default provisions under the synthetic lease arrangement for our distribution center in Apple Valley, CA. A violation of these covenants could result in a default under the 2022 Credit Agreement which would permit the lenders to restrict our ability to further access the 2022 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2022 Credit Agreement. Our failure to comply with these covenants may have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

In addition, our ability to borrow under the 2022 Credit Agreement is limited by the amount of our borrowing base which consists of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves.

Any negative impact on the elements of our borrowing base could reduce our borrowing capacity under the 2022 Credit Agreement which could have a material adverse effect on our capital resources, financial condition, results of operations, and liquidity.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory, tax and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business, financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of the 2022 Credit Agreement or future debt agreements may also restrict us from effecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. Our inability to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all could have a material adverse effect on our business, financial condition and results of operations.

A continued decline in our operating (loss) profit may impair our ability to realize the value of our long-lived assets.

We are required by accounting rules to periodically assess our property and equipment, operating lease right-of-use assets, and intangible assets for impairment and recognize an impairment loss, if necessary. In performing these assessments, we use our historical financial performance to determine whether we have potential impairments or valuation concerns and as evidence to support our assumptions about future financial performance. A significant decline in our financial performance could negatively affect the results of our assessments of the recoverability of our property and equipment, operating lease right-of-use assets, deferred tax assets, and our intangible assets and trigger the impairment of these assets. For example, in 2022, we incurred $68.4 million of impairments relating to underperforming stores. Impairment charges taken against property and equipment, operating lease right-of-use assets, and intangible assets could be material and could have a material adverse impact on our capital resources, financial condition, results of operations, and liquidity.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Retail Operations

All of our stores are located in the U.S., predominantly in strip shopping centers, and have an average store size of approximately 33,300 square feet, of which an average of 23,100 is selling square feet. For additional information about the properties in our retail operations, see the discussion under the caption “Real Estate” in “Item 1. Business” and under the caption “Operating Strategy - Real Estate” in MD&A in this Form 10-K.

The average capital expenditures invested to open a new store in a leased facility during 2022 was approximately $1.3 million, which includes the cost of construction and fixtures, excludes any landlord-provided funding, and reflects the benefit of lower capital expenditures at certain of our stores where our landlord completed construction. All of our stores are leased, except for the 25 stores we own in the following states:

State	Stores Owned
California	14
Florida	3
Louisiana	1
Michigan	1
New Mexico	2
Ohio	1
Texas	3
Total	25

Additionally, we own five closed sites which we are not currently operating and are available for sale. Since these owned sites are no longer operating as active stores, they are excluded from our store counts at January 28, 2023. In the fourth quarter of 2022, we completed the sale of 20 owned store locations (see Note 9 to the accompanying consolidated financial statements for additional information on the sale of real estate).

Store leases generally obligate us for fixed monthly rental payments plus the payment, in most cases, of our applicable portion of real estate taxes, common area maintenance costs (“CAM”), and property insurance. Some leases require the payment of a percentage of sales in addition to minimum rent. Such payments generally are required only when sales exceed a specified level. Our typical store lease is for an initial minimum term of approximately ten years with multiple five-year renewal options. Nineteen of our store leases have sales termination clauses that allow us to exit the location at our option if we do not achieve certain sales volume results. An additional seventeen store leases have generic early termination clauses that allow us to exit the location upon providing sufficient notice to the landlord.

The following table summarizes the number of store lease expirations in each of the next five fiscal years and the total thereafter. As stated above, many of our store leases have renewal options. The table also includes the number of leases that are scheduled to expire each year that do not have a renewal option. The table includes leases for stores with more than one lease and leases for stores not yet open, and excludes eight month-to-month leases and 25 owned locations.

Fiscal Year:	Expiring Leases	Leases Without Options
2023	210	48
2024	190	30
2025	211	31
2026	229	42
2027	168	37
Thereafter	389	18

Warehouse and Distribution

At January 28, 2023, we leased and operated approximately 9.0 million square feet of distribution center and warehouse space in five regional distribution facilities strategically located across the U.S.. The regional distribution centers utilize warehouse management technology, which we believe enables accurate and efficient processing of merchandise from vendors to our retail stores. The combined output of our regional distribution centers was approximately 2.0 million merchandise cartons per week in 2022. Certain vendors deliver merchandise directly to our stores when it supports our operational goal to deliver merchandise from our vendors to the sales floor in the most efficient manner. We operate an e-commerce fulfillment center out of our Columbus, OH warehouse. To supplement our Columbus, OH e-commerce fulfillment center, we began fulfilling direct-ship e-commerce orders from 65 of our store locations, which we strategically selected based on geographic location, size, and other relevant factors.

Distribution centers and warehouse space, and the corresponding square footage of the regional distribution centers, by location at January 28, 2023, were as follows:

Location	Year Opened	Total Square Footage	Number of Stores Served
		(Square footage in thousands)
Columbus, OH	1989	3,559	340
Montgomery, AL	1996	1,411	325
Tremont, PA	2000	1,295	313
Durant, OK	2004	1,297	229
Apple Valley, CA	2019	1,416	218
Total		8,978	1,425

At January 28, 2023, we also leased four small-format forward distribution centers, which are operated by a third-party logistics service provider. These forward distribution centers divert processing and logistics for bulk goods from our regional distribution centers into the forward distribution centers, and increase the efficiency of our regional distribution centers, which are designed to efficiently process cartons as opposed to bulk goods. The locations and respective square footage of the forward distribution centers at January 28, 2023, were as follows:

Location	Year Opened	Total Square Footage
		(Square footage in thousands)
McDonough, GA	2021	485
Bethel, PA	2021	587
Lacey, WA	2022	204
Merrillville, IN	2022	262
Total		1,538

We intend to close all of our forward distribution centers by August 2023. For additional information regarding our closure of the forward distribution centers, see the discussion under the caption “Warehouse and Distribution” in “Item 1. Warehouse and Distribution” of this Form 10-K. We will continue to evaluate our supply chain needs based on projected purchasing volumes and adjust the capacity of our distribution and fulfillment network accordingly.

Corporate Office

We own a facility in Columbus, Ohio that serves as our corporate headquarters.

Item 3. Legal Proceedings

For information regarding certain legal proceedings to which we have been named a party or are subject, see Note 8 to the accompanying consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

Supplemental Item. Information about our Executive Officers

Our executive officers at March 28, 2023 were as follows:

Name	Age	Offices Held	Officer Since
Bruce K. Thorn	55	President and Chief Executive Officer	2018
Gene Eddie Burt	57	Executive Vice President, Chief Supply Chain Officer	2020
Margarita Giannantonio	61	Executive Vice President, Chief Merchandising Officer	2022
Andrej Mueller	47	Executive Vice President, eCommerce, Strategy, and Merchandise Solutions	2019
Nicholas E. Padovano	59	Executive Vice President, Chief Stores Officer	2014
Jonathan E. Ramsden	58	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	2019
Ronald A. Robins, Jr.	59	Executive Vice President, Chief Legal and Governance Officer, General Counsel and Corporate Secretary	2015
Michael A. Schlonsky	56	Executive Vice President, Chief Human Resources Officer	2000

Bruce K. Thorn is our President and Chief Executive Officer. Before joining Big Lots in September 2018, he served as President and Chief Operating Officer of Tailored Brands, Inc., a specialty retailer of men’s tailored clothing and formalwear, from 2015 to 2018. Mr. Thorn also held various enterprise-level roles with PetSmart, Inc., most recently as Executive Vice President, Store Operations, Services and Supply Chain, as well as leadership positions with Gap, Inc., Cintas Corp, LESCO, Inc. and The United States Army. Mr. Thorn also serves on the board of directors of Caleres, Inc.

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

Margarita Giannantiono is responsible for merchandising, merchandise presentation, and e-commerce. Ms. Giannantonio joined us in November 2022 as Executive Vice President, Chief Merchandising Officer. Prior to joining us, Ms. Giannantonio spent 10 years at TJX Canada, where she was most recently Senior Vice President and General Merchandise Manager of TJX Canada. Ms. Giannantonio also previously served in roles with Hudson's Bay Company, a multi-brand retailer, Incredible Clothing Company, The House2/Stylekraft Sportswear, and Hugo Boss Canada. She has been recognized by the Canadian Woman's Business Association as the “Woman of the Year” and has more than 30 years of experience in merchandising, sales, marketing, and product development in the apparel, home and housewares merchandise categories.

Andrej Mueller is responsible for e-commerce, strategy, and merchandise solutions. Mr. Mueller joined us in October 2019 as Executive Vice President, Business Strategy and now serves as the Executive Vice President, e-commerce, Strategy, and Merchandise Solutions. Prior to joining us, Mr. Mueller spent 18 years at Boston Consulting Group, an international management consulting firm, where he most recently was a partner and managing director. He has over 15 years of experience in the consumer products sector across a broad range of categories including personal care, snacks, beverages, cheese and dairy, and durable goods. He has worked in both developed and developing trade environments in Western and Eastern Europe, Russia, the Middle East, South Africa, and Latin America.

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

Jonathan E. Ramsden is responsible for financial reporting and controls, financial planning and analysis, treasury, risk management, tax, internal audit, investor relations, real estate, asset protection, and merchandise planning and allocation. Mr. Ramsden joined us in August 2019 as Executive Vice President, Chief Financial Officer and Chief Administrative Officer. Prior to joining us, Mr. Ramsden served for over seven years with Abercrombie & Fitch Co., an apparel retailer, as Chief Financial Officer and then later Chief Operating Officer. Additionally, Mr. Ramsden spent 10 years as Chief Financial Officer of TBWA Worldwide, a global marketing services group, after having served as Controller of TBWA’s parent, Omnicom Group Inc.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “BIG.”

The following table sets forth information regarding our repurchase of common shares during the fourth fiscal quarter of 2022:

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 30, 2022 - November 26, 2022	3	$19.23	—	$159,425
November 27, 2022 - December 24, 2022	3	19.17	—	159,425
December 25, 2022 - January 28, 2023	—	18.18	—	159,425
Total	6	$19.19	—	$159,425

(1)     In November 2022, December 2022, and January 2023, in connection with the vesting of certain outstanding restricted stock units, we acquired 3,279, 2,370, and 64 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.

(2)    On December 1, 2021, our Board of Directors authorized the repurchase of up to $250.0 million of our common shares (the “2021 Repurchase Authorization”). During the fourth quarter of 2022, we had no repurchases under the 2021 Repurchase Authorization. At January 28, 2023, the 2021 Repurchase Authorization has $159.4 million of remaining authorization. The 2021 Repurchase Authorization has no scheduled termination date.

At the close of trading on the NYSE on March 24, 2023, there were approximately 885 registered holders of record of our common shares.

The following graph and table compares, for the five fiscal years ended January 28, 2023, the cumulative total shareholder return for our common shares, the S&P 500 Index, and the S&P 500 Retailing Index. Measurement points are the last trading day of each of our fiscal years ended February 2, 2019, February 1, 2020, January 30, 2021, January 29, 2022 and January 28, 2023. The graph and table assume that $100 was invested on February 3, 2018, in each of our common shares, the S&P 500 Index, and the S&P 500 Retailing Index and reinvestment of any dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2/03/18
2/02/19
2/01/20
1/30/21
1/29/22
1/28/23
Big Lots, Inc.
S&P 500 Index
S&P 500 Retailing Index

	Indexed Returns
	Years Ended
	Base Period
	January	January	January	January	January	January
Company / Index	2018	2019	2020	2021	2022	2023
Big Lots, Inc.	$100.00	$55.95	$50.43	$116.80	$79.77	$35.52
S&P 500 Index	100.00	99.94	121.49	142.45	172.36	160.94
S&P 500 Retailing Index	$100.00	$108.22	$130.53	$184.54	$195.42	$161.84
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

Our fiscal year ends on the Saturday nearest to January 31, which results in some fiscal years with 52 weeks and some with 53 weeks. Fiscal years 2022, 2021, and 2020 were comprised of 52 weeks. Fiscal year 2023 will be comprised of 53 weeks.

Operating Results Summary

The following are the results from 2022 that we believe are key indicators of our financial condition and results of operations when compared to 2021.

•Net sales decreased $682.3 million, or 11.1%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce operations, decreased $766.6 million, or 12.9%.
•Gross margin dollars decreased $483.5 million and gross margin rate decreased 400 basis points to 35.0% of net sales.
•Selling and administrative expenses increased $5.4 million to $2,020.1 million. As a percentage of net sales, selling and administrative expenses increased 410 basis points to 36.9% of net sales.
•Included within our selling and administrative expenses were non-cash store asset impairment charges related to underperforming stores of $68.4 million, in 2022, compared to $5.0 million, in 2021. Non-cash store asset impairment charges in 2022, decreased our diluted (loss) earnings per share by approximately $1.79 per share. Non-cash store asset impairment charges in 2021, decreased our diluted earnings per share by approximately $0.11 per share.
•Also included within our selling and administrative expenses was a gain on sale of real estate and related expenses of $18.6 million. Included within our depreciation expense was a $1.7 million charge for accelerated depreciation on fixtures and equipment associated with the closure of the sold stores. The net gain on sale of real estate and related expenses in 2022 decreased our operating loss by $16.8 million and decreased our diluted loss per share by approximately $0.44 per share.
•Operating (loss) profit decreased $501.3 million to an operating loss of $261.5 million in 2022, compared to an operating profit of $239.8 million in 2021.
•Diluted earnings (loss) per share decreased 237.0% to diluted loss per share of ($7.30), compared to diluted earnings per share of $5.33 in 2021.
•Our (loss) return on invested capital decreased to (17.3)% from 14.9%.
•Long-term debt increased $297.9 million, from $3.5 million at the end of 2021 to $301.4 million at the end of 2022.
•Inventory decreased $89.8 million, or 7.3%, to $1,147.9 million.
•We declared and paid four quarterly cash dividends in the amount of $0.30 per common share, for total dividends paid of $37.0 million.

The following table compares components of our consolidated statements of operations as a percentage of net sales:

	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	65.0	61.0	59.7
Gross margin	35.0	39.0	40.3
Selling and administrative expenses	36.9	32.8	31.7
Depreciation expense	2.8	2.3	2.2
Gain on sale of distribution centers	0.0	0.0	(7.5)
Operating (loss) profit	(4.8)	3.9	13.8
Interest expense	(0.4)	(0.2)	(0.2)
Other income (expense)	0.0	0.0	(0.0)
(Loss) income before income taxes	(5.1)	3.8	13.6
Income tax (benefit) expense	(1.3)	0.9	3.5
Net (loss) income	(3.9)%	2.9%	10.1%

See the discussion below under the caption “2022 Compared To 2021” for additional information regarding the specific components of our operating results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended January 29, 2022 for a comparison of our operating results for 2021 to our operating results for 2020, which was filed with the SEC on March 29, 2022.

In 2022, we recognized non-cash store asset impairments of $68.4 million related to underperforming stores in our chain, which included impairments of both operating lease right-of-use assets and property and equipment. The store asset impairment charges increased our operating loss by $68.4 million and decreased our diluted (loss) earnings per share by approximately $1.79 per share. In 2022, we also recognized a gain on sale of real estate and related expenses of $16.8 million related to the sale of twenty owned store locations and one unoccupied land parcel. The gain on sale of real estate and related expenses decreased our diluted (loss) earnings per share by approximately $0.44 per share. See Note 2, Note 4 and Note 9 to the accompanying consolidated financial statements for additional information on the store asset impairment charges and gain on sale of real estate and related expenses.

In 2021, we recognized non-cash store asset impairments of $5.0 million related to underperforming stores in our chain, which included impairments of both operating lease right-of-use assets and property and equipment. The store asset impairment charges decreased our operating profit by $5.0 million and decreased our diluted earnings per share by approximately $0.11 per share. See Note 2 and Note 9 to the accompanying consolidated financial statements for additional information on the store asset impairment charges.

In 2020, we recognized a gain on sale of distribution centers of $463.1 million related to the sale and leaseback of four distribution centers. Additionally, our selling and administrative expenses include $4.0 million of consulting and other costs associated with the sale and leaseback transactions. The combined gain on sale of distribution centers and associated consulting and other expenses increased our operating profit by $459.1 million and increased our diluted earnings per share by approximately $8.75 per share. See Note 9 to the accompanying consolidated financial statements for additional information on the sale and leaseback transactions.

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

Drive profitable long-term growth
The “drive profitable long-term growth” objective of Operation North Star is focused on growing our net sales, which includes:
•Growing store relevance by:
◦Opening approximately 18 new stores in 2023, with concentration in low density markets;
◦Developing a more compelling reason to shop across all stores by differentiating our assortment in high density markets versus low density markets; and
◦Evaluating the profitability of stores within our fleet to ensure healthy long-term growth.
•Increasing our sales productivity by:
◦Owning “Bargains and Treasures” to enhance the excitement of our product assortment;
◦Increasing gross margin, reducing expenses and making effective investment decisions; and
◦Communicating unmistakable comparable value to grow trust in our pricing and make shopping easier.
•Winning with e-commerce by:
◦Simplifying our online shopping experience to provide an easier and more pleasant experience;
◦Improving online customer satisfaction by utilizing customer feedback to make improvements; and
◦Growing site traffic through targeted marketing and brand growth.

Fund the journey
The “fund the journey” objective of Operation North Star is focused on implementing the following cost reduction initiatives to generate savings that we can invest in the growth areas of our business:
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

Operation North Star Progress
In 2022, we successfully completed the following under our Operation North Star strategy:
•Implemented a new “Lots under $5” presentation initiative in the majority of our stores, providing incremental assortment at an attractive price point;
•Enhanced our shrink mitigation programs by adding cart locking systems and expanding security tagging;
•Achieved structural savings through various cost saving initiatives and implementation of organizational efficiencies;
•Launched a multi-year project to overhaul our order management system to enable future growth opportunities;
•Executed Project Refresh remodels in approximately 150 additional stores;
•Opened 56 new stores, many of which were in rural markets; and
•Enhanced our e-commerce supply chain with last mile carrier capabilities and an improved ship from store network.

Next Steps
In 2023, we plan to implement the following initiatives to achieve our Operation North Star goals:
•Own “Bargains and Treasures” by increasing bargain penetration to enhance the excitement of our product through closeouts, great deals, and fun, unique products;
•Communicate unmistakable value to our customer with clear comparable price ticketing;
•Leverage our brand identity as a value-add, trade-down destination;
•Grow store relevance by developing a more compelling reason to shop across all stores;
•Deliver a simple and more pleasant shopping experience leveraging our store fleet; and
•Drive productivity through margin growth, expense reduction, and effective investments.

Merchandising

We focus our merchandising strategy on (1) the bargain hunt, by seeking to deliver unmatched value in all of our merchandise categories through high quality closeouts on name brand items, affordable opening price points and low prices on our own brand assortment; (2) the treasure hunt, by seeking to surprise and delight our customers with a fresh, unique, quirky, trendy and seasonal product assortment; and (3) essentials, by seeking to offer a reliable assortment of simple to shop staple products that bring consistency to our product mix. We evaluate our product offerings to ensure we are providing quality and unmistakable value, and meeting our customer’s expectations. We believe that focusing on our customers’ expectations has improved our ability to provide a more relevant and desirable assortment of offerings in our merchandise categories.
We believe we can grow gross margin through our own brands, particularly the Broyhill® brand, an iconic brand that we acquired in 2018. We launched the Broyhill® brand of product offerings in late 2019 with initial product offerings in our Furniture, Seasonal, Soft Home, and Hard Home merchandise categories. We believe the Broyhill® assortment, which is available both in stores and online, strengthens our home assortment with a high-quality product offering at a value-based price that customers find attractive. Our Broyhill®- related net sales were approximately $680 million in 2022 compared to exceeding $700 million in 2021, consistent with the Company’s decrease in net sales in 2022. The closure of our largest supplier of Broyhill® products in the fourth quarter of 2022 also contributed to this decline. In 2023, we intend to focus on improving the availability and accessibility of Broyhill® merchandise by restoring our Broyhill® supply chain with new, more reliable vendors.

We believe our merchandising strategies for our Furniture, Seasonal, and Soft Home categories position us to provide “Bargains” and “Treasures” in our home product offerings:

•Our Furniture category primarily focuses on being a destination for our core customer’s home furnishing needs, such as upholstery, mattresses, case goods, and ready-to-assemble. In Furniture, we believe our competitive advantage is attributable to our sourcing relationships, in-store availability, delivery options, and everyday value offerings. A significant portion of our offering in this category consists of replenishable products sold under our own brands or sourced from recognized brand-name manufacturers. Within our own brands portfolio, the Broyhill® branded product offerings feature elevated quality and value, which continues to attract new furniture customers as well as provide existing customers with an incentive to step up to the higher-end offering. Our long-standing relationships with brand-name manufacturers, most notably in our mattresses and upholstery departments, allow us to work directly with the manufacturers to create product offerings exclusively for us, and provide a high-quality product at a competitive price. Additionally, we believe our “buy today, take home today” practice of carrying in-stock inventory of our core furniture offerings, which enables our customer to take home their purchase at the end of their shopping experience, positively differentiates us from our competition. As an omnichannel retailer, we also encourage our customer to shop and buy our products online anytime and anywhere, and we invite customers into our stores to touch and feel the quality and comfort of our products. Additionally, customers can have furniture delivered to their door same-day through PICKUP®, our national delivery partner. We believe that offering a focused assortment, which is displayed in furniture vignettes, provides customers a solution for decorating their home when combined with our home décor offerings. To supplement our merchandising and presentation strategies, we also provide multiple third-party financing options for our customers, including options for those who may be more challenged for approval in traditional credit channels. Our financing partners are solely responsible for the credit approval decisions and carry the financial risk.

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

•Our Soft Home category complements our Furniture and Seasonal categories in making our stores a destination for a broader range of home needs. Over the past several years, we have enhanced our assortment in Soft Home by allocating more selling space to the category to support a wider range of replenishable, fashion-based products. We have also grown our assortments of closeouts in Soft Home to bring unmistakable value and unique finds to our customers. We believe that we have a competitive advantage in Soft Home as a result of our trend-right, focused assortment with improved quality and perceived value, and our ability to furnish our customers' homes with décor that complements an in-store furniture purchase. We have worked to develop a “solutions” approach to complete a room through our cross-merchandising efforts, particularly color palette coordination, when combining our Soft Home offerings with our Furniture and Seasonal categories. We believe that this approach helps our customers envision how the product can work in their homes and enhances our brand image.

We believe the Food, Consumables, Hard Home, and Apparel, Electronics, & Other categories offer convenience and value:

•Our Food and Consumables categories focus primarily on providing everyday essentials with a consistent and convenient assortment and unmistakable value through high quality closeouts and affordable opening price point offerings. We believe we possess a competitive advantage in the Food and Consumables categories based on our sourcing capabilities for closeout merchandise. Manufacturers and vendors have closeout merchandise for a variety of different reasons, including other retailers canceling orders or going out of business, production overruns, or marketing or packaging changes. We believe our vendor relationships, along with our size and financial strength, afford us the opportunity to consistently source and deliver high quality closeouts. In addition to our closeout business, we have focused on improving and expanding our brand name, “never out” product assortment to offer more consistency in those convenience areas where our customers desire consistently available everyday product offerings, such as over-the-counter medications. We believe that we have added top brands to our “never out” programs in Consumables and that our assortment and value proposition will continue to differentiate us in this highly competitive industry. In 2022, we continued to focus on providing surprise and delight by expanding our holiday Food and Consumables assortments.

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

Our merchandising management team is aligned with our merchandise categories, and their primary goal is to increase our total company comparable sales (“comp” or “comps”), which includes stores open at least fifteen months, plus our e-commerce operations. Our review of the performance of the members of our merchandise management team focuses on comps by merchandise category, as we believe it is the key metric that will drive our long-term net sales. By focusing on strengthening our home product and furniture offerings, and managing our convenience categories, we believe our merchandise management team can effectively address the changing shopping behaviors of our customers. We believe continuously evaluating our assortment within each merchandise category will lead to long-term comp growth.

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

In 2022, we introduced a supplement to The Lot and Queue Line called “Lots Under $5,” which sits in the front of our stores and is comprised of items priced less than $5 each that we believe appeal to our bargain hunt and treasure hunt shoppers.

In 2021, we launched a project called Project Refresh, which was intended to make cosmetic improvements to older stores in our fleet and align branding across our stores. The investment for a Project Refresh remodel was less than $150,000 per store and includes updated exterior signage, vestibules, flooring, bathrooms, interior wall graphics, and paint. We completed approximately 50 Project Refresh remodels in 2021 in a successful test and we completed an additional 150 stores under Project Refresh in 2022. We paused further Project Refresh remodels during 2022 to conserve cash and focus our investment on the highest return initiatives. When macroeconomic conditions improve, we expect to reevaluate resuming Project Refresh remodels.

In addition to our efforts to improve our in-store shopping experience, Operation North Star focuses on improving our e-commerce shopping experience and growing e-commerce net sales by removing barriers, providing an easier and more pleasant experience, and expanding the items available for purchase online. Over the last few years, we have increased our “extended aisle” assortments on our e-commerce platform, which offer additional fabric and color options on products in our Furniture and Seasonal categories, including items only available online. In 2019, we launched our buy online, pick up in store (“BOPIS”) program nationwide, which has nearly doubled our merchandise offerings available online. Following the launch of our BOPIS program, we launched curbside pickup to supplement our BOPIS service, reduced shipping times by expanding our distribution network to include ship-from-store capabilities at 65 stores around the country, and introduced same-day delivery of all items available in our stores through our partnerships with Instacart® and PICKUP®. In 2021, we launched new payment types on our website including Apple Pay, Google Pay, PayPal, and “Pay in 4”. In 2022, we further enhanced our e-commerce shopping experience by removing friction at checkout, enhancing personalization with product recommendations, expanding our online product assortment, accelerating our use of supplier direct fulfillment, and by partnering with Shipt and Door Dash to add new fulfillment options for our customers.

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

Real Estate

Real estate development is a key component of our Operation North Star strategy, which includes our objective of capitalizing on our strengths in rural and small-town markets and maintaining a prudent approach to store openings and closures in the near term. The following table compares the number of our stores in operation at the end of each of the last five fiscal years, and the associated square footage:

(In thousands, except store counts and average store size)	2022	2021	2020	2019	2018
Stores open at end of the fiscal year	1,425	1,431	1,408	1,404	1,401
Total gross square footage	47,470	47,120	46,008	45,453	44,500
Total selling square footage	32,897	32,736	32,016	31,705	31,217
Average store size - selling square feet	23,086	22,876	22,739	22,582	22,282

In 2022, we decreased our net store count by six stores, which included the sale of 20 owned store locations. Although our store count decreased year-over-year, the average size of stores that we have opened or relocated over the past several years exceeds our averages in prior years. As a result, our overall average selling square footage has increased. In 2023, we expect to open approximately 18 new stores. Looking beyond 2023, we anticipate a return to growth in our net new store count and focusing store growth within rural and small-town markets. Our real estate team has identified more than 500 markets across the U.S. where we believe we can successfully open stores. When we believe macroeconomic conditions and our financial position are conducive to store growth, we plan to actively pursue those locations with the goal of significantly increasing our net sales and operating profit. Our new store selection process includes a thorough review of proforma estimated results prior to entering a lease to help ensure the economic quality of our store openings, as well as a post-opening review that we use to improve our proforma development.

Although we strategically close stores when our analyses indicate we are unable to continue operating profitable locations, we actively work toward reducing our store closures. To reduce store closures, we have implemented a store intervention program over the last two years that assesses underperforming stores. The store intervention program reviews various store performance metrics to identify underperforming stores for review, develops action plans for improvement, and then works with various business leaders and teams to implement the action plans. Action plans most often include changes in merchandising, marketing, staffing, and training, but can also include working with landlords and/or local officials to renegotiate rents or improve conditions surrounding the store, such as ingress/egress issues that have materialized since the store opened.

As discussed in “Item 2. Properties,” of this Form 10-K, we have 210 store leases that will expire in 2023, 162 of which have renewal options. The balance of our 2023 closings will result from a lack of renewal options or from our belief that a location’s sales and operating profit volume are not strong enough to warrant additional investment in the location. As part of our evaluation of potential store closings, we consider our ability to transfer sales from a closing store to other nearby locations and generate a better overall financial result for the geographic market.

2022 COMPARED TO 2021

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comps in 2022 compared to 2021 were as follows:

(In thousands)	2022		2021		Change		Comps
Furniture	$1,279,346	23.4%	$1,684,393	27.4%	$(405,047)	(24.0)%	(26.0)%
Seasonal	961,446	17.6	954,165	15.5	7,281	0.8	(0.9)
Food	736,120	13.5	746,415	12.1	(10,295)	(1.4)	(2.5)
Soft Home	677,633	12.4	822,559	13.4	(144,926)	(17.6)	(19.3)
Consumables	629,161	11.5	665,732	10.8	(36,571)	(5.5)	(6.8)
Hard Home	594,343	10.9	675,041	11.0	(80,698)	(12.0)	(13.4)
Apparel, Electronics, & Other	590,280	10.7	602,298	9.8	(12,018)	(2.0)	(5.2)
Net sales	$5,468,329	100.0%	$6,150,603	100.0%	$(682,274)	(11.1)%	(12.9)%

We periodically assess and make minor adjustments to our product hierarchy, which can impact the roll-up of our merchandise categories. See the reclassifications discussion in Note 1 to the accompanying consolidated financial statements for additional information.

Net sales decreased $682.3 million, or 11.1%, to $5,468.3 million in 2022, compared to $6,150.6 million in 2021. The decrease in net sales was primarily driven by an overall comp decrease of 12.9%, which decreased net sales by $766.6 million, partially offset by an $84.3 million increase in net sales from our non-comparable stores. While our net store count decreased compared to 2021, we experienced increased net sales in our new and relocated stores compared to our closed stores. Our comps are calculated based on the results of all stores that were open at least fifteen months, plus our e-commerce net sales.

Our decreased comps and net sales in 2022 were significantly impacted by the absence of government sponsored relief packages that were present in 2021, which included government stimulus payments and enhanced unemployment benefits. Additionally, we experienced decreased demand in 2022 as a result of general economic pressures on our customers caused by inflation, which we believe significantly impacted the discretionary spending of our customers.

In 2022, we experienced decreased comps and net sales in all of our merchandise categories except our Seasonal category, which experienced decreased comps, but a modest increase in net sales. Our home products categories - Furniture, Soft Home and Hard Home - were most impacted, as purchases from these categories are generally more discretionary in nature. We believe an inflationary environment and absence of government sponsored relief packages significantly reduced our customer's discretionary spending, which then led to the decreased net sales and comps in our home products categories. Additionally, in the fourth quarter of 2022, UFI, our largest Furniture vendor, unexpectedly and without notice to us closed and immediately stopped shipping product. While we took steps to mitigate the unexpected removal of UFI from our supplier network during the fourth quarter of 2022, gaps in our Furniture assortment due to the UFI closure adversely impacted our Furniture net sales and comps in the latter part of 2022, particularly in our Broyhill® products. We expect assortment gaps related to the UFI closure to persist in the first half of 2023 and be fully mitigated by the end of the second quarter of 2023.

To improve our home product net sales, we will continue to introduce more closeout offerings in these categories and lower our opening price points as we execute our “Bargains, Treasures, and Essentials” merchandising strategy, which we expect to change our merchandise mix to one-third Bargains (largely synonymous with closeouts), one-third Treasures (fun and unique items), and one-third Essentials (staple product offerings that bring consistency to our mix of products). In order to expand our lower entry-level price points, we expect more price point mix adjustments within these categories throughout 2023 and beyond. We will also continue to offer high value products with higher price points that we believe will attract customers from higher income households such as our Broyhill® branded home products.

Our Food category performed marginally better than our home products categories in 2022 as this category is less sensitive to changes in discretionary spending.

Our Consumables and Apparel, Electronics, & Other categories experienced decreases in net sales and comps which were driven by the decreased discretionary spending discussed above.

The modest increase in net sales within our Seasonal category in 2022 was driven by our second and third quarter sales in the lawn & garden and Halloween departments, which benefited from promotional selling activity and increased inventory levels entering their respective selling seasons. The lawn & garden department sales particularly benefited from increased inventory levels in early 2022 and category-specific promotional activity as we aggressively discounted our lawn & garden assortments to be competitive in the current market and reduce our inventory levels. Net sales and comps in our Christmas department decreased due to a winter storm that adversely impacted the week of Christmas.

Gross Margin
Gross margin dollars decreased $483.5 million, or 20.2%, to $1,913.5 million in 2022, compared to $2,397.0 million in 2021. The decrease in gross margin dollars was primarily due to a decrease in net sales, which decreased gross margin dollars by $265.9 million, and a decrease in gross margin rate, which decreased gross margin dollars by $217.6 million. Gross margin as a percentage of net sales decreased approximately 400 basis points to 35.0% in 2022 compared to 39.0% in 2021. The gross margin rate decrease was primarily due to higher markdowns and higher inbound freight costs, partially offset by a higher initial markup compared to 2021. The higher markdowns were driven by increased promotions in 2022 compared to 2021, as we aggressively discounted Seasonal and other products to drive net sales and reduce inventory levels in the second and third quarters of 2022. Inbound freight costs increased due to higher ocean carriage rates, higher rail rates, detention and demurrage charges related to supply chain delays, and higher fuel costs. The higher initial markup was driven by modest price increases in targeted merchandise categories and on specific items that have been most impacted by higher freight costs.

Selling and Administrative Expenses
Selling and administrative expenses were $2,020.1 million in 2022, compared to $2,014.7 million in 2021. The increase of $5.4 million, or 0.3%, was primarily attributable to increases in store asset impairment charges of $63.4 million, and distribution and transportation costs of $21.4 million, partially offset by decreases in accrued bonus expense of $27.4 million, share-based compensation expense of $24.8 million, self-insurance expense of $16.1 million, and a gain on sale of real estate and related expenses of $18.6 million (see Note 9 to the accompanying consolidated financial statements for more information regarding the gain on sale of real estate and related expenses). The non-cash store asset impairment charges (see Note 2 to the accompanying consolidated financial statements) were recorded as a result of a review of underperforming store locations. The increase in distribution and transportation costs was driven by increased fuel costs and outbound transportation rates, as well as the costs associated with our four forward distribution centers, two of which were opened in third quarter of 2021 and two of which were opened in 2022, partially offset by lower outbound and inbound carton volumes. The decrease in accrued bonus expense was due to lower operating performance in 2022 relative to our annual operating plans as compared to 2021. Our share-based compensation expense decreased primarily due to the absence of 2019 performance share units (“PSUs”) (for which the grant date was established in the first quarter of 2021), which carried a higher grant date fair value and represented substantially more awards than the 2022 relative total shareholder return PSUs (“TSR PSUs”). Our share-based compensation expense also decreased due to forfeitures resulting from executive departures in 2022. The decrease in self-insurance expense was primarily driven by a net decrease in self-insurance claims the balance of which led to lower incurred expense in 2022 compared to 2021.

As a percentage of net sales, selling and administrative expenses increased by 410 basis points to 36.9% in 2022 compared to 32.8% in 2021.

Depreciation Expense
Depreciation expense increased $12.3 million to $154.9 million in 2022 compared to $142.6 million in 2021. The increase was primarily driven by investments in our strategic initiatives, new stores, supply chain improvements in the last 12 months, and $1.7 million of accelerated depreciation due to the anticipated disposal of fixtures and equipment related to the closure and sale of owned store properties (see Note 9 to the accompanying consolidated financial statements for more information regarding the gain on sale of real estate and related expenses).

Depreciation expense as a percentage of net sales increased by 50 basis points compared to 2021.

Operating (Loss) Profit
Operating loss was $261.5 million in 2022 compared to operating profit of $239.8 million in 2021. The decrease in operating profit was primarily driven by the items discussed in the “Net Sales,” “Gross Margin,” “Selling and Administrative Expenses,” and “Depreciation Expense” sections above. In summary, the decrease in operating (loss) profit was driven by the decrease in net sales and gross margin rate, and the increases in selling and administrative expenses and depreciation expense.

Interest Expense
Interest expense increased $11.0 million, to $20.3 million in 2022 compared to $9.3 million in 2021. The increase in interest expense was driven by higher total average borrowings (including finance leases and the sale and leaseback financing liability). We had total average borrowings of $421.3 million in 2022 compared to $148.5 million in 2021. The increase in total average borrowings was driven by increased borrowings under our credit agreements throughout 2022 compared to the average balance on our term note agreement, which was fully repaid in the second quarter of 2021, and average borrowings under our credit agreements in 2021.

Other Income (Expense)
Other income (expense) was $1.4 million in 2022, compared to $1.3 million in 2021. The change was primarily driven by the absence of loss on debt extinguishment of $0.5 million, recognized in 2021, related to the prepayment of the term note secured by equipment at our California distribution center, partly offset by gains on our diesel fuel derivatives in 2022.

Income Taxes
Our effective income tax rate in 2022 and 2021 was 24.9% and 23.3%, respectively. The increase in the effective income tax rate was primarily attributable to a net deficiency associated with vesting of share-based payment awards in 2022 compared to a net benefit in 2021, increased audit settlements and the effect of employment related tax credits, partially offset by lower non-deductible executive compensation. Additionally, the increase in the effective income tax rate was impacted by the loss before income taxes in 2022 compared to the income before income taxes in 2021.

Known Trends
In 2022, the U.S. economy experienced its highest inflationary period in decades, which has adversely impacted costs in our business, particularly freight and transportation-related expenses, and the buying power of our customers. We expect the inflationary environment will continue to negatively impact costs within our business and discretionary spending by our customers through at least the first two quarters of 2023.

Capital Resources and Liquidity
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

Revolving loans under the 2022 Credit Agreement are available in an aggregate amount equal to the lesser of (1) the aggregate Commitments and (2) a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves. Under the 2022 Credit Agreement, we may obtain additional Commitments on no more than five occasions in an aggregate amount of up to $300 million, subject to agreement by the lenders to increase their respective Commitments and certain other conditions. The 2022 Credit Agreement includes a swing loan sublimit of 10% of the then applicable aggregate Commitments and a $90 million letter of credit sublimit. Loans made under the 2022 Credit Agreement may be prepaid without penalty. Borrowings under the 2022 Credit Agreement are available for general corporate purposes, working capital and to repay certain of our indebtedness. Our obligations under the 2022 Credit Agreement are secured by our working capital assets (including inventory, credit card receivables and other accounts receivable, deposit accounts, and cash), subject to customary exceptions. The pricing and certain fees under the 2022 Credit Agreement fluctuate based on our availability under the 2022 Credit Agreement. The 2022 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or one, three or six month adjusted Term SOFR. We will also pay an unused commitment fee of 0.20% per annum on the unused Commitments. The 2022 Credit Agreement contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default. In addition, the 2022 Credit Agreement requires us to maintain a fixed charge coverage ratio of not less than

1.0 if (1) certain events of default occur and continue or (2) borrowing availability under the 2022 Credit Agreement is less than the greater of (a) 10% of the Maximum Credit Amount (as defined in the 2022 Credit Agreement) or (b) $67.5 million. Additionally, we are subject to cross-default provisions associated with the 2023 Synthetic Lease (as defined below). A violation of these covenants could result in a default under the 2022 Credit Agreement which could permit the lenders to restrict our ability to further access the 2022 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2022 Credit Agreement. At January 28, 2023, we were in compliance with the covenants of the 2022 Credit Agreement.

On March 15, 2023, the Company, Bankers Commercial Corporation (“Lessor”), the rent assignees parties thereto (“Rent Assignees” and, together with Lessor, “Participants”), MUFG Bank, Ltd., as collateral agent for the Rent Assignees (in such capacity, “Collateral Agent”), and MUFG Bank, Ltd., as administrative agent for the Participants, entered into a Participation Agreement (the “Participation Agreement”), pursuant to which the Participants funded $100 million to Wachovia Service Corporation (“Prior Lessor”) to finance Lessor’s purchase of the land and building related to our Apple Valley, CA distribution center (“Leased Property”) from the Prior Lessor.

Also on March 15, 2023, we entered into a Lease Agreement and supplement to the Lease Agreement (collectively, the “Lease” and together with the Participation Agreement and related agreements, the “2023 Synthetic Lease”) pursuant to which the Lessor will lease the Leased Property to the Company for an initial term of 60 months. The Lease may be extended for up to an additional five years, in one-year or longer annual periods, with each renewal subject to approval by the Participants. The 2023 Synthetic Lease requires the Company to pay basic rent on the scheduled payment dates in arrears in an amount equal to (a) a per annum rate equal to Term SOFR for the applicable payment period plus a 10 basis point spread adjustment plus an applicable margin equal to 250 basis points multiplied by (b) the portion of the lease balance not constituting the investment by Lessor in the Leased Property. In addition to basic rent, the Company must pay all costs and expenses associated with the use or occupancy of the Leased Property, including without limitation, maintenance, insurance and certain indemnity payments. The Company will also be responsible for break-funding costs, annual lease administration fees and increased costs. The 2023 Synthetic Lease is expected to be an operating lease.

Concurrently with Lessor’s purchase of the Lease Property from Prior Lessor, the participation agreement and lease agreement associated with our former synthetic lease arrangement, in each case entered into on November 30, 2017 and most recently amended on September 21, 2022 (the “Prior Synthetic Lease”), was terminated effective on March 15, 2023. In connection with the termination of the Prior Synthetic Lease, the Company paid approximately $53.4 million of the outstanding lease balance to Prior Lessor as an in-substance residual value guarantee using borrowings under the 2022 Credit Agreement. As a result of the termination of the Prior Synthetic Lease, the borrowing base under the 2022 Credit Agreement is no longer subject to a reserve for the outstanding balance under the Prior Synthetic Lease.

The Company, together with all of its direct and indirect subsidiaries that serve as guarantors under the 2022 Credit Agreement guarantee the payment and performance obligations under the 2023 Synthetic Lease. The obligations under the 2023 Synthetic Lease are also secured by a pledge of the Company’s interest in the Leased Property. In addition, the Company, no less frequently than annually, will be subject to a test (the “LTV Test”) that requires the ratio of (a) the adjusted lease balance minus any Lessee Letter of Credit (as defined below) to (b) the Leased Property’s fair market value to be greater than 60 percent. If the Company does not comply with the LTV Test, the Company must deliver or adjust a letter of credit in favor of the Collateral Agent (“Lessee Letter of Credit”) in an amount necessary to comply with the LTV Test. The 2023 Synthetic Lease also contains customary representations and warranties, covenants and events of default.

The Participation Agreement also requires us to maintain a fixed charge coverage ratio of not less than 1.0 if (1) certain events of default occur and continue or (2) borrowing availability under the 2022 Credit Agreement is less than the greater of (a) 10% of the Maximum Credit Amount (as defined in the 2022 Credit Agreement) or (b) $67.5 million, which is consistent with the terms of the 2022 Credit Agreement.

If an event of default occurs under the Lease, Lessor generally has the right to recover the adjusted lease balance and certain other costs and amounts payable under the 2023 Synthetic Lease and, following such payment, the Company would be entitled to receive ownership in the Leased Property from Lessor.

As of January 28, 2023, we had a Borrowing Base (as defined under the 2022 Credit Agreement) of $710.3 million under the 2022 Credit Agreement. At January 28, 2023, we had $301.4 million in borrowings outstanding under the 2022 Credit Agreement and $32.0 million committed to outstanding letters of credit, leaving $376.9 million available under the 2022 Credit Agreement, subject to certain borrowing base limitations as discussed above.

In the fourth quarter of 2022, the Company sold 20 owned store locations and an unoccupied parcel of land in an effort to monetize underperforming assets for net proceeds on the sale of $47.8 million (see Note 9 to the accompanying consolidated financial statements for additional information).

The primary source of our liquidity is cash flows from operations and borrowings under our credit facility, as necessary. Our net income (loss) and, consequently, our cash provided by (used in) operations are impacted by net sales volume, seasonal sales patterns, and operating profit (loss) margins. Our cash provided by operations typically peaks in the fourth quarter of each fiscal year due to net sales generated during the holiday selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter as we build our inventory levels prior to the holiday selling season. We have historically funded those requirements with cash provided by operations and borrowings under our credit facility. We expect to periodically borrow under the 2022 Credit Agreement during 2023 to fund our cash requirements. The Company is also exploring other asset monetization opportunities with its remaining owned real estate properties to generate additional liquidity.

Our cash requirements include among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

At January 28, 2023 our material cash requirements, which are comprised of written purchase orders, cancellable and noncancellable contractual commitments, and other obligations, were $1,224.9 million for the upcoming fiscal year and $3,853.7 million in total. Excluding operating lease and finance lease obligations disclosed in the Note 4 to the accompanying consolidated financial statements, our material cash requirements at January 28, 2023 were $888.9 million for the upcoming fiscal year and $1,666.8 million in total. The material cash requirements disclosed above include merchandise purchase orders of $552.0 million. The cancellable and noncancellable contractual commitments include purchase commitments related to distribution and transportation, information technology, advertising, energy procurement, and store security, supply, and maintenance commitments. At January 28, 2023, our noncancellable commitments were immaterial.

On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares under the 2021 Repurchase Authorization. Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions, our compliance with the terms of the 2022 Credit Agreement, and other factors. The 2021 Repurchase Authorization has no scheduled termination date. During 2022, we did not purchase any shares under the 2021 Repurchase Authorization. As of January 28, 2023, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

Common shares acquired through share repurchase authorizations are available to meet obligations under our equity compensation plans and for general corporate purposes.

In 2022, we declared and paid four quarterly cash dividends of $0.30 per common share for a total paid amount of $37.0 million. While the per-share cash dividends declared and paid in 2022 were consistent with the per-share cash dividends declared and paid in 2021, dividends declared decreased $5.1 million and dividends paid decreased $4.7 million to $36.4 million and $37.0 million, respectively, in 2022. The decrease in both was driven by a lower number of common shares outstanding as a result of our share repurchases in prior years.

On February 28, 2023, our Board declared a quarterly cash dividend of $0.30 per common share payable on March 31, 2023 to shareholders of record as of the close of business on March 17, 2023.

The following table compares the primary components of our cash flows from 2022 to 2021:

(In thousands)	2022	2021	Change
Net cash (used in) provided by operating activities	$(144,286)	$193,762	$(338,048)
Net cash used in investing activities	(108,940)	(159,686)	50,746
Net cash provided by (used in) financing activities	$244,234	$(539,910)	$784,144

Cash (used in) provided by operating activities decreased by $338.0 million to cash used in operating activities of $144.3 million in 2022 compared to cash provided by operating activities of $193.8 million in 2021. The decrease was primarily due to the decrease in net (loss) income after adjusting for non-cash activities such as non-cash impairment charge, non-cash share-based compensation expense, and non-cash lease expense, and gain on disposition of equipment and property. Partially offsetting this decrease was an increase in the change in current income taxes, which was driven by the loss before income taxes in 2022 compared to income before income taxes in 2021, and net cash inflows from inventories and accounts payable, which was primarily driven by the decreased inventory levels.

Cash used in investing activities decreased $50.7 million to $108.9 million in 2022 compared to $159.7 million in 2021. The decrease was driven by the increase in cash proceeds from sale of property and equipment, due to the sale of twenty owned store locations and one unoccupied land parcel in the fourth quarter of 2022 (see Note 9 to the accompanying consolidated financial statements for additional information).

Cash provided by (used in) financing activities increased by $784.1 million to cash provided by financing activities of $244.2 million in 2022 compared to cash used in financing activities of $539.9 million in 2021. The increase was driven by a decrease in payment for treasury shares acquired and an increase in net proceeds from long-term debt due to borrowings under our credit agreements to fund working capital requirements. The decrease in payment for treasury shares acquired was driven by the repurchase of a total of $417.7 million of our common shares under share repurchase authorizations during 2021 compared to no shares repurchased in 2022 under share repurchase authorizations.

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

The allowance for shrinkage is recorded as a reduction to inventories, charged to cost of sales, and calculated as a percentage of sales for the period from the last physical inventory date to the end of the reporting period. Such estimates are based on both our current year and historical inventory results. Physical inventory counts are typically taken at each store once per year. During calendar 2022, we primarily relied on third-party services to perform physical inventory counts, but began testing counts performed by our own associates under supervision by field leadership. During calendar 2023, we expect the majority of physical inventory counts will be performed by our own associates with a limited number of counts performed by third-party services in small markets with a limited number of associates available for counting. During calendar 2022, the majority of physical counts occurred between January and July. During calendar 2023, we expect the majority of physical counts to occur between January and June. As physical inventories are completed, actual results are recorded and new go-forward allowance for shrinkage rates are established based on historical results at the individual store level. Thus, the allowance for shrinkage rates is adjusted throughout the January to June inventory cycle based on actual results. The allowance for shrinkage at January 28, 2023 and January 29, 2022 was $40.9 million and $53.7 million, respectively. The decrease of $12.8 million was driven by lower aggregate sales since the last physical inventory for each store and a lower estimated shrinkage rate for 2022 compared to 2021. At January 28, 2023, a 10% difference in our shrink accrual would have affected gross margin, operating (loss) profit and (loss) income before income taxes by approximately $4.1 million. While it is not possible to quantify the impact from each cause of shrinkage, we have asset protection programs and policies aimed at minimizing shrinkage.

Store Level Long-Lived Assets
Our store level long-lived assets primarily consist of property and equipment - net and operating lease right-of-use assets. If the net book value of a store’s long-lived assets is not recoverable by the expected undiscounted future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term. The Company uses judgment in its determination of the existence of impairment indicators at the store level, which is primarily based on operating performance.

We assess the impairment of long-lived assets, primarily property and equipment and operating lease assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our assessment of changes in circumstances requires significant judgment. Factors we consider important which could trigger an impairment review include the following:
•Significant changes in the manner of our use of assets or the strategy for the overall business;
•Significant negative industry or economic trends; and
•An unusual current-period operating loss or cash flow loss in comparison to historical operating or cash flow losses.

Insurance and Insurance-Related Reserves
We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is funded by employees. We purchase stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposures in these areas. Accrued insurance liabilities and related expenses are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity. Management makes estimates, judgments, and assumptions with respect to the use of these actuarially-based calculations, including but not limited to, estimated health care cost trends, estimated lag time to report and pay claims, average cost per claim, network utilization rates, network discount rates, and other factors. Our insurance and insurance-related reserves at January 28, 2023 and January 29, 2022 were $94.5 million and $99.3 million, respectively. The decrease of $4.8 million was driven by both workers' compensation and general liability reserves due to decreases in incurred development within the year, which also resulted in a decrease to our case reserve for self-insured matters that exceeded stop-loss thresholds, for which we carry an equal receivable from our stop-loss insurers. A 10% change in our self-insured liabilities at January 28, 2023 would have affected selling and administrative expenses, operating (loss) profit, and income (loss) before income taxes by approximately $7.9 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates on investments that we make from time to time and on borrowings under the 2022 Credit Agreement. We had $301.4 million in borrowings under the 2022 Credit Agreement at January 28, 2023. An increase of 1% in our variable interest rate on our estimated future borrowings would have an impact of approximately $3.0 million on our result of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Big Lots, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Big Lots, Inc. and subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 28, 2023, of the Company and our report dated March 28, 2023, expressed an unqualified opinion on those financial statements.

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
March 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Big Lots, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Big Lots, Inc. and subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Measurement of Inventory Valuation Reserves - Refer to Note 1 to the financial statements

Critical Audit Matter Description

Merchandise inventories are valued at the lower of cost or market using the average cost retail inventory method. The average cost retail inventory method requires management to make judgments and contains estimates, including the amount and timing of markdowns to clear slow-moving inventory and an estimated allowance for shrinkage, which may impact ending inventory valuation. The balance of ending inventory was $1,148.0 million at January 28, 2023.

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

Given the significant estimates and assumptions management utilizes to quantify inventory reserves which include markdowns and the allowance for shrinkage, a high degree of auditor judgment and an increased extent of effort is required when performing audit procedures to evaluate the methodology and reasonableness of the estimates and assumptions. For markdowns, such estimates are based on the timing and completeness of recorded markdowns. For the allowance for shrinkage, such estimates are based on a combination of historical shrinkage experience and current year physical inventory results.

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
•We evaluated the methods and assumptions used by management to estimate the allowance for shrinkage by:
◦Attending a selection of store physical inventories and recalculating the shrink for locations using the results of the store physical inventory counts observed.
◦Performing an analysis comparing the methodology and inputs used by management to historical results and trends in the prior years and current year.
◦Comparing management’s prior-year assumptions of expected shrink activity to actual activity incurred during the current year to evaluate the appropriateness of the shrinkage inventory allowance.

Measurement of Insurance Valuation Reserves - Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The Company is self-insured for certain losses relating to general liability and workers’ compensation. Accrued insurance liabilities, $94.5 million at January 28, 2023, are based on actual claims reported and estimates of claims incurred but not reported. The estimated loss accruals for claims incurred but not paid are determined by applying actuarially-based calculations taking into account historical claims payment results and known trends such as claims frequency and claims severity.

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

Identification of Indicators of Impairment for Store Level Long-Lived Assets - Refer to Notes 1, 2 and 4 to the financial statements

Critical Audit Matter Description

Management assesses impairment of long-lived assets within each store level asset group, primarily property and equipment – net and operating lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying amount of each asset group may not be recoverable. The Company has long-lived assets which include consolidated property and equipment – net of $691.1 million and consolidated operating lease right-of-use assets of $1,619.8 million as of January 28, 2023, of which a significant portion of such balances relate to store level long-lived assets. Some stores may generate negative cash flow or experience other events that indicate the carrying value of their long-lived assets may not be recoverable, indicating a risk that their long-lived assets might be impaired. This requires management to consider historic profitability among other store specific factors when evaluating its stores for impairment to determine whether an impairment triggering event has occurred. For the year ended January 28, 2023, the Company recognized aggregate asset impairment charges of $68.4 million related to store level long-lived assets.

Given the significant judgments management utilizes in identifying whether events or changes in circumstances indicate that store level long-lived asset carrying amounts may not be recoverable, a high degree of auditor judgment and an increased extent of effort is required. The identification of changes in the manner of management’s use of assets, the identification of negative industry or economic trends, or the identification of unusual current-period operating losses or cash flow losses involve substantial management judgment, as those assessments could have a significant impact on management’s identification of an impairment triggering event.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s identification of triggering events for impairment of store level long-lived assets included the following, among others:

•We tested the effectiveness of internal controls related to the identification of triggering events.
•We evaluated the methods and assumptions used by management to identify triggering events by:
◦Inspecting the Company’s triggering event analysis to determine if contrary evidence existed as to the completeness of the population of potentially impaired stores.
◦Evaluating the methodology of identifying store level factors to be considered in the triggering event analysis by:
▪Analyzing the duration of cash flows used to assess store profitability;
▪Evaluating the allocation of long-lived assets to individual asset groups, as well as the identification of store level cash flows attributable to each asset group;
▪Comparing individual store level current and historical operating results to the general ledger, to assess the reliability of information used;
▪Reading board of director meeting minutes, while considering available industry information and macroeconomic trends.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
March 28, 2023

We have served as the Company’s auditor since 1989.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (In thousands, except per share amounts)

	2022	2021	2020
Net sales	$5,468,329	$6,150,603	$6,199,186
Cost of sales (exclusive of depreciation expense shown separately below)	3,554,826	3,753,596	3,701,800
Gross margin	1,913,503	2,397,007	2,497,386
Selling and administrative expenses	2,020,144	2,014,682	1,965,555
Depreciation expense	154,859	142,572	138,336
Gain on sale of distribution centers	—	—	(463,053)
Operating (loss) profit	(261,500)	239,753	856,548
Interest expense	(20,280)	(9,281)	(11,031)
Other income (expense)	1,363	1,339	(911)
(Loss) income before income taxes	(280,417)	231,811	844,606
Income tax (benefit) expense	(69,709)	54,033	215,415
Net (loss) income and comprehensive (loss) income	$(210,708)	$177,778	$629,191

Earnings (loss) per common share:
Basic	$(7.30)	$5.43	$16.46
Diluted	$(7.30)	$5.33	$16.11

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except par value)

	January 28, 2023	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$44,730	$53,722
Inventories	1,147,949	1,237,797
Other current assets	92,635	119,449
Total current assets	1,285,314	1,410,968
Operating lease right-of-use assets	1,619,756	1,731,995
Property and equipment - net	691,111	735,826
Deferred income taxes	56,301	10,973
Other assets	38,449	37,491
Total assets	$3,690,931	$3,927,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$421,680	$587,496
Current operating lease liabilities	252,320	242,275
Property, payroll, and other taxes	71,274	90,728
Accrued operating expenses	111,752	120,684
Insurance reserves	35,871	36,748
Accrued salaries and wages	26,112	45,762
Income taxes payable	845	894
Total current liabilities	919,854	1,124,587
Long-term debt	301,400	3,500
Noncurrent operating lease liabilities	1,514,009	1,569,713
Deferred income taxes	—	21,413
Insurance reserves	58,613	62,591
Unrecognized tax benefits	8,091	10,557
Other liabilities	125,057	127,529
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 28,959 shares and 28,476 shares, respectively	1,175	1,175
Treasury shares - 88,536 shares and 89,019 shares, respectively, at cost	(3,105,175)	(3,121,602)
Additional paid-in capital	627,714	640,522
Retained earnings	3,240,193	3,487,268
Total shareholders’ equity	763,907	1,007,363
Total liabilities and shareholders’ equity	$3,690,931	$3,927,253

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance - February 1, 2020	39,037	$1,175	78,458	$(2,546,232)	$620,728	$2,769,793	$845,464
Comprehensive income	—	—	—	—	—	629,191	629,191
Dividends declared ($1.20 per share)	—	—	—	—	—	(47,982)	(47,982)
Purchases of common shares	(3,890)	—	3,890	(175,642)	—	—	(175,642)
Exercise of stock options	13	—	(13)	429	64	—	493
Restricted shares vested	309	—	(309)	10,034	(10,034)	—	—
Performance shares vested	65	—	(65)	2,107	(2,107)	—	—
Other	1	—	(1)	45	7	—	52
Share-based employee compensation expense	—	—	—	—	26,155	—	26,155
Balance - January 30, 2021	35,535	1,175	81,960	(2,709,259)	634,813	3,351,002	1,277,731
Comprehensive income	—	—	—	—	—	177,778	177,778
Dividends declared ($1.20 per share)	—	—	—	—	—	(41,512)	(41,512)
Purchases of common shares	(8,076)	—	8,076	(446,374)	—	—	(446,374)
Restricted shares vested	482	—	(482)	16,140	(16,140)	—	—
Performance shares vested	535	—	(535)	17,879	(17,879)	—	—
Other	—	—	—	12	127	—	139
Share-based employee compensation expense	—	—	—	—	39,601	—	39,601
Balance - January 29, 2022	28,476	1,175	89,019	(3,121,602)	640,522	3,487,268	1,007,363
Comprehensive loss	—	—	—	—	—	(210,708)	(210,708)
Dividends declared ($1.20 per share)	—	—	—	—	—	(36,367)	(36,367)
Purchases of common shares	(304)	—	304	(11,180)	—	—	(11,180)
Restricted shares vested	440	—	(440)	15,440	(15,440)	—	—
Performance shares vested	347	—	(347)	12,167	(12,167)	—	—
Share-based employee compensation expense	—	—	—	—	14,799	—	14,799
Balance - January 28, 2023	28,959	$1,175	88,536	$(3,105,175)	$627,714	$3,240,193	$763,907

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	2022	2021	2020
Operating activities:
Net (loss) income	$(210,708)	$177,778	$629,191
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	156,427	143,713	138,848
Non-cash lease expense	271,945	265,401	246,442
Deferred income taxes	(66,742)	19,007	(52,415)
Non-cash share-based compensation expense	14,799	39,601	26,155
Non-cash impairment charge	70,221	6,096	1,792
(Gain) loss on disposition of property and equipment	(19,392)	342	(462,916)
Unrealized loss (gain) on fuel derivatives	856	(1,593)	(294)
Loss on extinguishment of debt	—	535	—
Change in assets and liabilities:
Inventories	89,848	(297,503)	(19,028)
Accounts payable	(165,816)	189,063	20,193
Operating lease liabilities	(257,686)	(233,057)	(250,131)
Current income taxes	19,680	(76,429)	56,564
Other current assets	3,146	32,154	(10,238)
Other current liabilities	(45,181)	(56,220)	55,775
Other assets	1,865	(785)	(90)
Other liabilities	(7,548)	(14,341)	19,501
Net cash (used in) provided by operating activities	(144,286)	193,762	399,349
Investing activities:
Capital expenditures	(159,413)	(160,804)	(135,220)
Cash proceeds from sale of property and equipment	50,496	1,155	588,258
Other	(23)	(37)	(51)
Net cash (used in) provided by investing activities	(108,940)	(159,686)	452,987
Financing activities:
Net proceeds from (repayments of) long-term debt	297,900	(46,764)	(243,227)
Net (repayments of) proceeds from sale and leaseback financing	(355)	—	123,435
Payment of finance lease obligations	(1,736)	(3,654)	(3,648)
Dividends paid	(36,997)	(41,653)	(46,964)
Proceeds from the exercise of stock options	—	—	493
Payment for treasury shares acquired	(11,180)	(446,374)	(175,642)
Payments for debt issuance costs	(3,398)	(1,167)	—
Payments to extinguish debt	—	(438)	—
Other	—	140	52
Net cash provided by (used in) financing activities	244,234	(539,910)	(345,501)
(Decrease) increase in cash and cash equivalents	(8,992)	(505,834)	506,835
Cash and cash equivalents:
Beginning of year	53,722	559,556	52,721
End of year	$44,730	$53,722	$559,556

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
We are a home discount retailer in the United States (“U.S.”). At January 28, 2023, we operated 1,425 stores in 48 states and an e-commerce platform. Our mission is to help people Live BIG and Save LOTS. Our vision is to be the BIG difference for a better life by delivering unmistakable value to customers, building a “best places to grow” culture, rewarding shareholders with consistent growth and top tier returns, and doing good in local communities.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2022 (“2022”) was comprised of the 52 weeks that began on January 30, 2022 and ended on January 28, 2023. Fiscal year 2021 (“2021”) was comprised of the 52 weeks that began on January 31, 2021 and ended on January 29, 2022. Fiscal year 2020 (“2020”) was comprised of the 52 weeks that began on February 2, 2020 and ended on January 30, 2021.

Segment Reporting
We manage our business based on one segment, discount retailing. Our entire operation is located in the U.S.

Cash and Cash Equivalents
Cash and cash equivalents primarily consist of amounts on deposit with financial institutions, outstanding checks, and credit and debit card receivables. We review cash and cash equivalent balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the aggregate amount of outstanding checks and electronic fund transfers exceed the cash deposited at a given bank. We reclassify book overdrafts, if any, to accounts payable on our consolidated balance sheets. Amounts due from banks for credit and debit card transactions, including private label credit card transactions, are typically settled in less than three days, and at January 28, 2023 and January 29, 2022, totaled $24.7 million and $32.5 million, respectively.

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

Long-Lived Assets
Our long-lived assets primarily consist of property and equipment - net and operating lease right-of-use assets. In order to determine if impairment indicators are present for store property and equipment and operating lease right-of-use assets, we review historical operating results at the store level. We generally use actual historical cash flows to determine if stores had negative cash flows. For each store with negative cash flows, we estimate future cash flows based on operating performance estimates specific to each store’s operations based on assumptions currently being used to develop our company level operating plans. If the net book value of a store’s long-lived assets is not recoverable by the expected undiscounted future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over their fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term. Asset impairment charges are proportionately recorded between property and equipment - net and operating lease right-of-use assets. Asset impairment charges are included in selling and administrative expenses in our accompanying consolidated statements of operations and comprehensive income.

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

Savings Plans
We have a savings plan with a 401(k) deferral feature and we provide matching contributions, which are subject to Internal Revenue Service (“IRS”) regulations, based on a percentage of employee contributions. For 2022, 2021, and 2020, we expensed $9.2 million, $9.2 million, and $9.2 million, respectively, related to our matching contributions.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs to stores in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $331.8 million, $310.4 million, and $251.0 million for 2022, 2021, and 2020, respectively.

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

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing and advertising, payment card-linked marketing and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $98.3 million, $97.7 million, and $102.8 million for 2022, 2021, and 2020, respectively.

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

In 2022, we awarded performance share units with a performance condition to certain members of senior management, which vest based on the achievement of total shareholder return (“TSR”) targets relative to a peer group over a three-year performance period and require the grantee to remain employed by us through the end of the performance period (“TSR PSUs”). The TSR PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period. We use a Monte Carlo simulation to estimate the fair value of the TSR PSUs on the grant date and recognize expense over the service period. The TSR PSUs have a contractual period of three years.

Earnings per Share
Basic earnings per share is based on the weighted-average number of shares outstanding during each period. Diluted earnings per share is based on the weighted-average number of shares outstanding during each period and the additional dilutive effect of RSUs, PSUs, PRSUs, and TSR PSUs, calculated using the treasury stock method.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for 2022, 2021, and 2020:

(In thousands)	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,225	$8,066	$6,366
Cash paid for income taxes, excluding impact of refunds	4,318	111,206	217,308
Gross proceeds from long-term debt	2,208,400	55,600	514,500
Gross payments of long-term debt	1,910,500	102,364	757,727
Gross financing proceeds from sale and leaseback	—	—	133,999
Gross repayments of financing from sale and leaseback	355	—	10,564
Cash paid for operating lease liabilities	373,172	341,341	340,747
Non-cash activity:
Assets acquired under finance leases	3,740	1,080	—
Accrued property and equipment	16,674	19,303	17,791
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$216,499	$354,066	$694,811

Reclassifications
Our seven merchandise categories are as follows: Food; Consumables; Soft Home; Hard Home; Furniture; Seasonal; and Apparel, Electronics, & Other. The Food category includes our beverage & grocery; specialty foods; and pet departments. The Consumables category includes our health, beauty and cosmetics; plastics; paper; and chemical departments. The Soft Home category includes our home décor; frames; fashion bedding; utility bedding; bath; window; decorative textile; and area rugs departments. The Hard Home category includes our small appliances; table top; food preparation; stationery; home maintenance; home organization; and toys departments. The Furniture category includes our upholstery; mattress; ready-to-assemble; and case goods departments. The Seasonal category includes our lawn & garden; summer; Christmas; and other holiday departments. The Apparel, Electronics, & Other department includes our apparel; electronics; jewelry; hosiery; and candy & snacks departments, as well as the assortments for The Lot and the Queue Line.

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

Recent Accounting Pronouncements
In September 2022, FASB issued ASU 2022-04 related to disclosure requirements for buyers in supplier finance programs. The amendments in the update require that buyers disclose qualitative and quantitative information about their supplier finance programs. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after

December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective for fiscal years beginning after December 15, 2023. We will adopt ASU 2022-04 for our fiscal year beginning January 29, 2023, and we do not expect it to have a material effect on our consolidated financial statements and corresponding notes to our consolidated financial statements.

There are currently no additional new accounting pronouncements with a future effective date that are of significance, or potential significance, to us.

NOTE 2 – PROPERTY AND EQUIPMENT - NET

Property and equipment - net consist of:

(In thousands)	January 28, 2023	January 29, 2022
Land and land improvements	$27,257	$48,849
Buildings and leasehold improvements	775,837	828,179
Fixtures and equipment	940,613	940,921
Computer software costs	191,910	187,190
Construction-in-progress	24,676	25,394
Property and equipment - cost	1,960,293	2,030,533
Less accumulated depreciation and amortization	1,269,182	1,294,707
Property and equipment - net	$691,111	$735,826

Property and equipment - cost includes $24.6 million and $25.3 million at January 28, 2023 and January 29, 2022, respectively, to recognize assets from finance leases. Accumulated depreciation and amortization includes $20.8 million and $23.6 million at January 28, 2023 and January 29, 2022, respectively, related to finance leases.

During 2022, 2021, and 2020, respectively, we invested $159.4 million, $160.8 million, and $135.2 million of cash in capital expenditures and we recorded $154.9 million, $142.6 million, and $138.3 million of depreciation expense.

In 2020, we disposed of $123.8 million of property and equipment - cost in connection with the sale of four distribution centers in sale and leaseback transactions (see Note 9 to the accompanying consolidated financial statements for additional information on the sale and leaseback transactions).

In 2022, land and building-related assets for 25 owned store locations and one unoccupied land parcel with an aggregate carrying value of $30.6 million were classified as held for sale on the consolidated balance sheets. In the fourth quarter of 2022, we sold $29.4 million of these assets that we classified as held for sale in connection with the sale of 20 owned properties and one land parcel (see Note 9 to the accompanying consolidated financial statements for additional information on the sale of real estate).

We incurred $17.9 million, $0.9 million, and $0.9 million in asset impairment charges, excluding impairment of right-of-use assets (see Note 4 to the accompanying consolidated financial statements), in 2022, 2021, and 2020, respectively. We impaired the value of property and equipment assets at 155, eight, and four stores as a result of our store impairment review in 2022, 2021, and 2020, respectively.

NOTE 3 – DEBT

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

Revolving loans under the 2022 Credit Agreement are available in an aggregate amount equal to the lesser of (1) the aggregate Commitments and (2) a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves. Under the 2022 Credit Agreement, we may obtain additional Commitments on no more than five occasions in an aggregate amount of up to $300 million, subject to agreement by the lenders to increase their respective Commitments and certain other conditions. The 2022 Credit Agreement includes a swing loan sublimit of 10% of the then applicable aggregate Commitments and a $90 million letter of credit sublimit. Loans made under the 2022 Credit Agreement may be prepaid without penalty. Borrowings under the 2022 Credit Agreement are available for general corporate purposes, working capital and to repay certain of our indebtedness. Our obligations under the 2022 Credit Agreement are secured by our working capital assets (including inventory, credit card receivables and other accounts receivable, deposit accounts, and cash), subject to customary exceptions. The pricing and certain fees under the 2022 Credit Agreement fluctuate based on our availability under the 2022 Credit Agreement. The 2022 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate or one, three or six month adjusted Term SOFR. We will also pay an unused commitment fee of 0.20% per annum on the unused Commitments. The 2022 Credit Agreement contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default. In addition, the 2022 Credit Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.0 if (1) certain events of default occur and continue or (2) borrowing availability under the 2022 Credit Agreement is less than the greater of (a) 10% of the Maximum Credit Amount (as defined in the 2022 Credit Agreement) or (b) $67.5 million. A violation of these covenants could result in a default under the 2022 Credit Agreement which could permit the lenders to restrict our ability to further access the 2022 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2022 Credit Agreement.

As of January 28, 2023, we had a Borrowing Base (as defined under the 2022 Credit Agreement) of $710.3 million under the 2022 Credit Agreement. At January 28, 2023 we had $301.4 million in borrowings outstanding under the 2022 Credit Agreement and $32.0 million committed to outstanding letters of credit, leaving $376.9 million available under the 2022 Credit Agreement, subject to certain borrowing base limitations as discussed above.

Synthetic Lease
Simultaneous with our entry into the 2022 Credit Agreement, we entered into an amendment (the “Synthetic Lease Amendment”) to the synthetic lease for our distribution center in Apple Valley, CA (the “Synthetic Lease”). The Synthetic Lease Amendment amended the Synthetic Lease to, among other things, (1) amend the lessor yield payable thereunder from a LIBOR-based rate to a SOFR-based rate, and to fix the SOFR margin paid on the lessor yield at 2.60%, (2) remove the financial covenants thereunder, (3) change the maturity date of the Synthetic Lease from May 30, 2024 to June 1, 2023, (4) permit the liens and indebtedness under the 2022 Credit Agreement, and (5) restrict our ability to amend the 2022 Credit Agreement, without the consent of all of the Synthetic Lease participants, to (a) increase the Commitments under the 2022 Credit Agreement to an amount in excess of $900 million, (b) remove or reduce the reserve for the then outstanding balance under the Synthetic Lease from the borrowing base under the 2022 Credit Agreement and (c) revise the maturity date under the 2022 Credit Agreement to an earlier date. On March 15, 2023, we entered into the 2023 Synthetic Lease (as defined below) for our distribution center in Apply Valley, CA which replaced the Synthetic Lease. For additional information on the 2023 Synthetic Lease, see Note 11 to the accompanying consolidated financial statement.

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	January 28, 2023	January 29, 2022
2021 Credit Agreement	$—	$3,500
2022 Credit Agreement	301,400	—
Long-term debt	$301,400	$3,500

The fair values of our long-term obligations under the 2022 Credit Agreement are estimated based on quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. The carrying value of our debt is a reasonable estimate for fair value.

NOTE 4 – LEASES

Our leased property consists of our retail stores, distribution centers, store security, and other office equipment.

In the second quarter of 2020, we completed sale and leaseback transactions for our distribution centers located in Columbus, OH; Durant, OK; Montgomery, AL; and Tremont, PA. The leases for the Columbus, OH and Montgomery, AL distribution centers each have an initial term of 15 years and multiple five-year extension options. The leases for the Durant, OK and Tremont, PA distribution centers each have an initial term of 20 years and multiple five-year extension options. At lease commencement, we determined that none of the extension options were reasonably certain to be exercised. Therefore, none of the extension options were included in the computation of the operating lease liabilities and operating lease right-of-use assets. At commencement of the leases, we recorded aggregate operating lease liabilities of $466.1 million and aggregate operating lease right-of-use assets of $466.1 million. The weighted average discount rate for the leases was 6.2%. All of the leases are absolute net. Additionally, all of the leases include a right of first refusal beginning after the fifth year of the initial term which allows us to purchase the leased property if the buyer-lessor receives a bona fide purchase offer from a third-party. For additional information on the sale and leaseback transactions, see Note 9 to the accompanying consolidated financial statements.

In the fourth quarter of 2022, we entered into the Synthetic Lease Amendment to the Synthetic Lease for our distribution center in Apple Valley, CA. For additional information on the amendment, see Note 3 to the accompanying consolidated financial statements. On March 15, 2023, we entered into the 2023 Synthetic Lease for our distribution center in Apple Valley, CA, which replaced the Synthetic Lease. For additional information on the 2023 Synthetic Lease, see Note 11 to the accompanying consolidated financial statements.

In the fourth quarter of 2022, we completed the sale of 20 owned properties and one land parcel. As part of the consideration in the sale, the leases for our San Pablo, California and Citrus Heights, California stores were cancelled at no additional cost. As a result of these lease cancellations, we derecognized operating lease right-of-use assets of $4.0 million in aggregate and derecognized operating lease liabilities of $5.9 million resulting in a net gain on extinguishment of lease liabilities of $1.9 million (see Note 9 to the accompanying consolidated financial statements for additional information on the transaction).

Leases were recorded in our consolidated balance sheets as follows:

Leases (In thousands)	Balance Sheet Location	January 28, 2023	January 29, 2022
Assets
Operating	Operating lease right-of-use assets	$1,619,756	$1,731,995
Finance	Property and equipment - net	3,813	1,686
Total right-of-use assets		$1,623,569	$1,733,681
Liabilities
Current
Operating	Current operating lease liabilities	$252,320	$242,275
Finance	Accrued operating expenses	1,789	869
Noncurrent
Operating	Noncurrent operating lease liabilities	1,514,009	1,569,713
Finance	Other liabilities	1,967	955
Total lease liabilities		$1,770,085	$1,813,812

The components of lease costs were as follows:

Lease cost (In thousands)	Statements of Operations and Comprehensive Income Location	2022	2021	2020
Operating lease cost	Selling and administrative expenses	$363,315	$355,021	326,780
Finance lease cost
Amortization of leased assets	Depreciation	1,546	3,024	3,800
Interest on lease liabilities	Interest expense	163	104	274
Short-term lease cost	Selling and administrative expenses	5,251	5,152	4,728
Variable lease cost	Selling and administrative expenses	96,265	84,940	88,074
Total lease cost		$466,540	$448,241	$423,656

In 2022, 2021, and 2020, our operating lease cost above included $1.8 million, $1.1 million and $0.9 million, respectively, of right-of-use asset impairment charges related to store closures prior to lease termination date. In 2022, 2021, and 2020, our operating lease cost above excludes $50.5 million, $4.1 million, and $0.0 million respectively, of right-of-use asset impairment charges related to our store impairment review for underperforming stores.
Maturity of our lease liabilities at January 28, 2023, was as follows:

Fiscal Year (In thousands)	Operating Leases	Finance Leases
2023	$334,092	$1,992
2024	330,858	1,712
2025	295,401	321
2026	251,214	—
2027	198,934	—
Thereafter	772,362	—
Total lease payments	$2,182,861	$4,025
Less amount to discount to present value	$(416,532)	$(269)
Present value of lease liabilities	$1,766,329	$3,756

Lease term and discount rate for our operating leases were as follows:

	January 28, 2023	January 29, 2022
Weighted average remaining lease term (years)	8.0	8.3
Weighted average discount rate	4.6%	4.3%

Our weighted average discount rate represents our estimated incremental borrowing rate, assuming a secured borrowing, based on the remaining lease term at the time of adoption of the standard, lease commencement, or the period in which the lease term expectation was modified. Our finance leases, and the associated remaining lease term and discount rate, are insignificant.

NOTE 5 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share for all periods presented. At January 28, 2023, performance share units that vest based on relative total shareholder return (“TSR PSUs” - see Note 6 for a more detailed description of these awards), were excluded from our computation of earnings (loss) per share because the minimum applicable performance conditions had not been attained. Antidilutive RSUs, PSUs, PRSUs, and TSR PSUs are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The RSUs, PSUs, PRSUs, and TSR PSUs that were antidilutive, as determined under the treasury stock method, were 0.4 million for 2022, 0.2 million for 2021 and immaterial for 2020. Due to the net loss in 2022, any potentially dilutive shares were excluded from the denominator in computing diluted earnings (loss) per common share for 2022.

A reconciliation of the number of weighted-average common shares outstanding used in the basic and diluted earnings per share computations is as follows:

(In thousands)	2022	2021	2020
Weighted-average common shares outstanding:
Basic	28,860	32,723	38,233
Dilutive effect of share-based awards	—	632	834
Diluted	28,860	33,355	39,067

Share Repurchases
On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares (“2021 Repurchase Authorization”). Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In 2022, no shares were repurchased under the 2021 Repurchase Authorization. As of January 28, 2023, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

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

Dividends
The Company declared and paid cash dividends per common share during the periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2021:		(In thousands)	(In thousands)
First quarter	$0.30	$11,206	$12,460
Second quarter	0.30	10,611	10,204
Third quarter	0.30	10,209	9,890
Fourth quarter	0.30	9,486	9,099
Total	$1.20	$41,512	$41,653
2022:
First quarter	$0.30	$8,981	$10,705
Second quarter	0.30	9,068	8,791
Third quarter	0.30	9,196	8,767
Fourth quarter	0.30	9,122	8,734
Total	$1.20	$36,367	$36,997

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

NOTE 6 – SHARE-BASED PLANS

Our shareholders approved the Big Lots 2020 Long-Term Incentive Plan (“2020 LTIP”) in June 2020. The 2020 LTIP authorizes the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, deferred stock units, performance shares, PSUs, performance units, stock appreciation rights, cash-based awards, and other share-based awards. We have issued restricted stock units, PSUs, and TSR PSUs under the 2020 LTIP. The number of common shares available for issuance under the 2020 LTIP consists of an initial allocation of 3,600,000 common shares plus any common shares subject to the 1,360,943 outstanding awards as of February 1, 2020 under the Big Lots 2017 Long-Term Incentive Plan (“2017 LTIP”) that, on or after February 1, 2020, cease for any reason to be subject to such awards (other than by reason of exercise or settlement). The Human Capital and Compensation Committee of our Board of Directors (“Committee”), which is charged with administering the 2020 LTIP, has the authority to determine the terms of each award.

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

Share-based compensation expense was $14.8 million, $39.6 million, and $26.2 million in 2022, 2021, and 2020, respectively.

Non-vested Restricted Stock
The following table summarizes the non-vested restricted stock units activity for fiscal years 2020, 2021, and 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested restricted stock at February 1, 2020	648,510	$38.52
Granted	1,031,213	18.18
Vested	(308,797)	40.65
Forfeited	(156,714)	22.80
Outstanding non-vested restricted stock at January 30, 2021	1,214,212	$22.71
Granted	255,071	68.71
Vested	(481,689)	25.12
Forfeited	(78,307)	28.19
Outstanding non-vested restricted stock at January 29, 2022	909,287	$33.87
Granted	573,989	34.21
Vested	(440,241)	31.21
Forfeited	(167,532)	37.40
Outstanding non-vested restricted stock at January 28, 2023	875,503	$34.75

The non-vested restricted stock units granted in 2020, 2021, and 2022 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if a threshold financial performance objective is achieved and the grantee remains employed by us through the vesting dates. In 2022, we granted an immaterial amount of non-vested restricted stock units with a minimum service requirement of one year and no required financial performance objectives. In the fourth quarter of 2022, we modified certain restricted stock units granted in 2022, to remove the financial performance objective. We did not record any additional expense as a result of this modification.

Performance Share Units
Prior to 2020, and in 2021 and 2022, we awarded PSUs to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us through that performance period. The financial performance objectives for each fiscal year within the three-year performance period are generally approved by the Committee during the first quarter of the respective fiscal year. Based on the uncertain macroeconomic environment and a wide range of potential outcomes, we expect the Committee to defer establishment of the 2023 financial performance objectives for PSUs to later in 2023.

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

In 2022, in addition to PSUs, we also awarded TSR PSUs to certain members of management, which vest based on the achievement of TSR targets relative to a peer group over a three-year performance period and require the grantee to remain employed by us through the end of the performance period. If we meet the applicable performance thresholds over the three-year performance period and the grantee remains employed by us through the end of the performance period, the TSR PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period. We use a Monte Carlo simulation to estimate the fair value of the TSR PSUs on the grant date and recognize expense over the service period. The TSR PSUs have a contractual period of three years.

The number of shares distributed upon vesting of the TSR PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Committee, and may result in the distribution of an amount of shares that is greater or less than the number of TSR PSUs granted, as defined in the award agreement. As of January 28, 2023, we have granted 60,924 TSR PSU shares, which will be expensed through fiscal 2024.

In 2020, we awarded 413,022 PRSUs to certain members of senior management, which were subject to vesting based on the achievement of share price performance goals and a minimum service requirement of one year. The PRSUs had a contractual term of three years. Shares issued in connection with vested PRSUs are generally restricted from sale, transfer, or other disposition prior to the third anniversary of the grant date except under certain circumstances, including death, disability, or change in control. In 2021, based on attainment of the share price performance goals and fulfillment of the minimum service requirement, 339,568 PRSUs vested. At January 28, 2023, there were no PRSUs outstanding.

We have begun, or expect to begin, recognizing expense related to PSUs as follows:

Issue Year	Outstanding PSUs at January 28, 2023	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2021	137,721	July 2023	Fiscal 2023
2022	243,739	March 2024	Fiscal 2024
Total	381,460

As of January 28, 2023, we had a total of 442,384 outstanding performance share units, which includes PSUs and TSR PSUs.

In 2022, 2021, and 2020, we recognized $1.0 million, $25.2 million and $14.2 million, respectively, in share-based compensation expense related to PSUs, PRSUs, and TSR PSUs.

The following table summarizes the activity related to PSUs, PRSUs and TSR PSUs for fiscal years 2020, 2021, and 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs, PRSUs, and TSR PSUs at February 1, 2020	181,922	$31.89
Granted	580,285	24.53
Vested	(181,062)	31.89
Forfeited	(107,114)	25.56
Outstanding PSUs, PRSUs, and TSR PSUs at January 30, 2021	474,031	$24.31
Granted	263,787	70.24
Vested	(474,031)	24.31
Forfeited	(23,677)	70.24
Outstanding PSUs, PRSUs, and TSR PSUs at January 29, 2022	240,110	$70.24
Granted	73,787	56.00
Vested	(240,110)	70.24
Forfeited	(12,863)	57.15
Outstanding PSUs, PRSUs, and TSR PSUs at January 28, 2023	60,924	$55.76

Board of Directors’ Awards
In 2020, we granted (1) the chairman of our Board of Directors an annual restricted stock unit award having a grant date fair value of approximately $210,000, and (2) the remaining non-employee directors an annual restricted stock unit award having a grant date fair value of approximately $145,000. In 2021 and 2022, we granted (1) the chairman of our Board of Directors an annual restricted stock unit award having a grant date fair value of approximately $245,000, and (2) the remaining non-employee directors an annual restricted stock unit award having a grant date fair value of approximately $145,000. These awards vest on the earlier of (1) the trading day immediately preceding the annual meeting of our shareholders following the grant of such awards or (2) the death or disability of the grantee. However, the non-employee directors will forfeit their restricted stock units if their service on the Board terminates before either vesting event occurs. Additionally, we allow our non-employee directors to defer all or a portion of their restricted stock unit award until the earlier of the first to occur of: (1) the specified date by the non-employee director in the deferral agreement, (2) the non-employee director’s death or disability, or (3) the date the non-employee director ceases to serve as a member of the Board of Directors.

During 2022, 2021, and 2020, the following activity occurred under our share-based compensation plans:

(In thousands)	2022	2021	2020
Total intrinsic value of stock options exercised	$—	$—	$161
Total fair value of restricted stock vested	14,641	31,954	7,102
Total fair value of PSU, PRSUs, and TSR PSUs vested	$13,877	$37,387	$924

The total unearned compensation cost related to all share-based awards outstanding, excluding PSUs issued in 2021 and 2022, at January 28, 2023 was approximately $19.2 million. This compensation cost is expected to be recognized through January 2026 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.8 years from January 28, 2023.

NOTE 7 – INCOME TAXES

The provision for income taxes was comprised of the following:

(In thousands)	2022	2021	2020
Current:
U.S. Federal	$(1,862)	$26,888	$206,883
U.S. State and local	(1,105)	8,138	60,947
Total current tax (benefit) expense	(2,967)	35,026	267,830
Deferred:
U.S. Federal	(57,054)	13,651	(40,848)
U.S. State and local	(9,688)	5,356	(11,567)
Total deferred tax (benefit) expense	(66,742)	19,007	(52,415)
Income tax provision	$(69,709)	$54,033	$215,415

Reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	2022 (a)	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes, net of federal tax benefit	3.0	4.6	4.6
Work opportunity tax and other employment tax credits	1.0	(1.4)	(0.3)
Executive compensation limitations - permanent difference	(0.3)	1.8	0.2
Share-based compensation	(0.2)	(2.3)	0.2
Other, net	0.4	(0.4)	(0.2)
Effective income tax rate	24.9%	23.3%	25.5%
(a) The reconciliation between the statutory federal income tax rate and effective income tax rate for 2022 is not directly comparable to the reconciliations for 2021 and 2020 due to the loss before income taxes in 2022 compared to the income before income taxes in 2021 and 2020.

Income tax payments and refunds were as follows:

(In thousands)	2022	2021	2020
Income taxes refunded	$(27,759)	$(546)	$(1,522)
Income taxes paid	4,318	111,206	217,308
Net income taxes (refunded) paid	$(23,441)	$110,660	$215,786

Deferred taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, including income tax uncertainties. Significant components of our deferred tax assets and liabilities were as follows:

(In thousands)	January 28, 2023	January 29, 2022
Deferred tax assets:
Lease liabilities, net of lease incentives	$458,293	$474,584
Net operating losses, tax credits, and other carryforwards	64,513	2,307
Depreciation and fixed asset basis differences	39,218	40,302
Sale and leaseback financing liability	32,251	33,508
Uniform inventory capitalization	23,660	22,734
Workers’ compensation and other insurance reserves	20,868	22,097
Compensation related	5,376	12,703
Accrued operating liabilities	3,032	2,145
Accrued state taxes	1,581	2,557
Accrued payroll taxes related to CARES Act	—	4,674
Other	16,074	13,718
Valuation allowances, net of federal tax benefit	(2,102)	(2,093)
Total deferred tax assets	662,764	629,236
Deferred tax liabilities:
Right-of-use assets, net of amortization	409,979	441,786
Accelerated depreciation and fixed asset basis differences	113,469	120,224
Synthetic lease obligation	38,464	38,582
Deferred gain on like-kind exchange	13,930	14,476
Lease construction reimbursements	11,368	8,333
Prepaid expenses	5,548	5,143
Workers’ compensation and other insurance reserves	4,067	4,493
Other	9,638	6,639
Total deferred tax liabilities	606,463	639,676
Net deferred tax assets (liabilities)	$56,301	$(10,440)

Our deferred tax assets and deferred tax liabilities, netted by tax jurisdiction, are summarized in the table below:

(In thousands)	January 28, 2023	January 29, 2022
U.S. Federal	$35,640	$(21,413)
U.S. State and local	20,661	10,973
Net deferred tax assets (liabilities)	$56,301	$(10,440)

We have the following income tax loss and credit carryforwards at January 28, 2023 (amounts are shown net of tax excluding the federal income tax effect of the state and local items):

(In thousands)
U.S. Federal:
Federal net operating loss carryforward	$45,590	Indefinite carryforward
Other carryforwards	4,867	Predominately indefinite carryforward
Employment tax credits	3,807	Carryback to 2021, remainder expires 2024
Total U.S. Federal	54,264
U.S. State and local:
State and local net operating loss carryforwards	10,073	Various carryforward periods ranging from 5 to 20 years including some jurisdictions with no expirations
California enterprise zone credits	2,769	Predominately expires fiscal year 2023
Other state credits	131	Expires fiscal years through 2026
Total U.S. State and local	12,973
Total net operating losses, tax credits, and other carryforwards	$67,237

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for 2022, 2021, and 2020:

(In thousands)	2022	2021	2020
Unrecognized tax benefits - beginning of year	$9,862	$9,465	$10,760
Gross increases - tax positions in current year	357	410	728
Gross increases - tax positions in prior period	424	1,864	745
Gross decreases - tax positions in prior period	(1,555)	(1,039)	(1,871)
Settlements	(333)	(125)	(20)
Lapse of statute of limitations	(1,222)	(713)	(877)
Unrecognized tax benefits - end of year	$7,533	$9,862	$9,465

At the end of 2022 and 2021, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $4.9 million and $7.2 million, respectively, after considering the federal tax benefit of state and local income taxes of $1.1 million and $1.5 million, respectively. Unrecognized tax benefits of $1.6 million and $1.3 million in 2022 and 2021, respectively, relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The uncertain timing items could result in the acceleration of the payment of cash to the taxing authority to an earlier period.

We recognized an expense (benefit) associated with interest and penalties on unrecognized tax benefits of approximately $(0.8) million, $(1.1) million, and $(0.4) million during 2022, 2021, and 2020, respectively, as a component of income tax expense. The amount of accrued interest and penalties recognized in the accompanying consolidated balance sheets at January 28, 2023 and January 29, 2022 was $1.8 million and $2.8 million, respectively.

We are subject to U.S. federal income tax, and income tax of multiple state and local jurisdictions. The statute of limitations for assessments on our federal income tax returns for periods prior to 2019 has lapsed. In addition, the state income tax returns filed by us are subject to examination generally for periods beginning with 2018, although state income tax carryforward attributes generated prior to 2018 and non-filing positions may still be adjusted upon examination. We have various state returns in the process of examination or administrative appeal.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through February 3, 2024, based on expected cash and noncash settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations for unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $2.0 million. Actual results may differ materially from this estimate.

NOTE 8 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

California Wage and Hour Matters
We currently are defending several wage and hour matters in California. The cases were brought by various current and/or former California associates alleging various violations of California wage and hour laws. We have settled and/or reached settlement agreements, including final approval by the courts, in each wage and hour class action that was pending against the Company. During the fourth quarter of 2022, we determined a loss from the wage and hour matters was probable and we increased our accrual for litigation by recording an additional $1.0 million charge as our best estimate for these matters in aggregate. Our remaining accrual for California wage and hour matters was $2.2 million at January 28, 2023. We intend to defend ourselves vigorously against the allegations levied in the remaining individual and representative lawsuits.

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

We are self-insured for certain losses relating to property, general liability, workers’ compensation, and employee medical, dental, and prescription drug benefit claims, a portion of which is paid by employees, and we have purchased stop-loss coverage in order to limit significant exposure in these areas. Accrued insurance liabilities are actuarially determined based on claims filed and estimates of claims incurred but not reported. We use letters of credit, which amounted to $32.0 million at January 28, 2023, as collateral to back certain of our self-insured losses with our claims administrators.

At January 28, 2023, our noncancellable commitments were immaterial.

NOTE 9 - GAIN ON SALE OF DISTRIBUTION CENTER & OTHER REAL ESTATE

In the second quarter of 2020, we completed sale and leaseback transactions for our distribution centers located in: Columbus, OH; Durant, OK; Montgomery, AL; and Tremont, PA. The aggregate sale price for the transactions was $725.0 million. Due to sale-leaseback accounting requirements, the proceeds received in the transactions were allocated between proceeds on the sale of the distribution centers and financing proceeds. Accordingly, aggregate net proceeds, before income taxes, on the sales of the distribution centers were $586.9 million and the aggregate gain on the sales was $463.1 million. Additionally, we incurred $4.0 million of additional selling and administrative expenses in connection with the transaction, which primarily consisted of consulting services. The remainder of consideration received was financing liability proceeds of $134.0 million. The current portion of the financing liability was recorded in accrued operating expenses in our consolidated balance sheets. The noncurrent portion of the financing liability was recorded in other liabilities in our consolidated balance sheets. Interest expense will be recognized on the financing liability using the effective interest method and the financing liability will be accreted over the duration of the lease agreements. Future payments to the buyer-lessor will be allocated between the financing liability and the lease liabilities. See Note 4 to the accompanying consolidated financial statements for information on the lease agreements.

In the fourth quarter of 2022, we completed the sale of 20 owned store locations and one unoccupied land parcel with an aggregate net book value of $29.4 million. The net cash proceeds on these sales of real estate was $47.8 million and resulted in a gain of $18.6 million on sale of real estate. We incurred $1.8 million of additional selling and administrative expenses in connection with the sale, which primarily consisted of consulting services and employee related costs. Additionally, as part of the sale of real estate, two leased locations were terminated at no additional costs resulting in a gain on extinguishment of lease liabilities of $1.9 million, which was included in the gain on sale of real estate after related expenses and recorded within selling and administrative expenses in our consolidated statements of operations and comprehensive income. The extinguishment of these lease liabilities resulted in non-cash consideration of $5.9 million related to cancellation of future cash payments of these lease liabilities. See Note 4 to the accompanying consolidated financial statements for information on these lease cancellations and Note 2 for information on the sale of real estate.

We also incurred a $1.7 million charge of accelerated depreciation expense in connection with the sale of real estate resulting from the disposal of fixtures and equipment at these stores related to the real estate. This charge was recorded within depreciation expense in our consolidated statements of operations and comprehensive income. See Note 2 to the accompanying consolidated financial statements for information on the disposal of fixtures and equipment as the result of the sale of real estate.

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

The following table presents net sales data by merchandise category:

(In thousands)	2022	2021	2020
Furniture	$1,279,346	$1,684,393	$1,736,932
Seasonal	961,446	954,165	815,378
Food	736,120	746,415	823,420
Soft Home	677,633	822,559	887,743
Consumables	629,161	665,732	737,630
Hard Home	594,343	675,041	700,186
Apparel, Electronics, & Other	590,280	602,298	497,897
Net sales	$5,468,329	$6,150,603	$6,199,186

NOTE 11 – SUBSEQUENT EVENT

On March 15, 2023, the Company, Bankers Commercial Corporation (“Lessor”), the rent assignees parties thereto (“Rent Assignees” and, together with Lessor, “Participants”), MUFG Bank, Ltd., as collateral agent for the Rent Assignees (in such capacity, “Collateral Agent”), and MUFG Bank, Ltd., as administrative agent for the Participants, entered into a Participation Agreement (the “Participation Agreement”), pursuant to which the Participants funded $100 million to Wachovia Service Corporation (“Prior Lessor”) to finance Lessor’s purchase of the land and building related to our Apple Valley, CA distribution center (“Leased Property”) from the Prior Lessor.

Also on March 15, 2023, we entered into a Lease Agreement and supplement to the Lease Agreement (collectively, the “Lease” and together with the Participation Agreement and related agreements, the “2023 Synthetic Lease”) pursuant to which the Lessor will lease the Leased Property to the Company for an initial term of 60 months. The Lease may be extended for up to an additional five years, in one-year or longer annual periods, with each renewal subject to approval by the Participants. The 2023 Synthetic Lease requires the Company to pay basic rent on the scheduled payment dates in arrears in an amount equal to (a) a per annum rate equal to Term SOFR for the applicable payment period plus a 10 basis point spread adjustment plus an applicable margin equal to 250 basis points multiplied by (b) the portion of the lease balance not constituting the investment by Lessor in the Leased Property. In addition to basic rent, the Company must pay all costs and expenses associated with the use or occupancy of the Leased Property, including without limitation, maintenance, insurance and certain indemnity payments. The Company will also be responsible for break-funding costs, annual lease administration fees and increased costs. The 2023 Synthetic Lease is expected to be an operating lease.

Concurrently with Lessor’s purchase of the Lease Property from Prior Lessor, the participation agreement and lease agreement associated with our former synthetic lease arrangement in each case entered into on November 30, 2017 and most recently amended on September 21, 2022 (the “Prior Synthetic Lease”), were terminated effective on March 15, 2023. In connection with the termination of the Prior Synthetic Lease, the Company paid approximately $53.4 million of the outstanding lease balance to Prior Lessor as an in-substance residual value guarantee using borrowings under the 2022 Credit Agreement. As a result of the termination of the Prior Synthetic Lease, the borrowing base under the 2022 Credit Agreement is no longer subject to a reserve for the outstanding balance under the Prior Synthetic Lease.

The Company, together with all of its direct and indirect subsidiaries that serve as guarantors under the 2022 Credit Agreement guarantee the payment and performance obligations under the 2023 Synthetic Lease. The obligations under the 2023 Synthetic Lease are also secured by a pledge of the Company’s interest in the Leased Property. In addition, the Company, no less frequently than annually, will be subject to a test (the “LTV Test”) that requires the ratio of (a) the adjusted lease balance minus any Lessee Letter of Credit (as defined below) to (b) the Leased Property’s fair market value to be greater than 60 percent. If the Company does not comply with the LTV Test, the Company must deliver or adjust a letter of credit in favor of the Collateral Agent (“Lessee Letter of Credit”) in an amount necessary to comply with the LTV Test. The 2023 Synthetic Lease also contains customary representations and warranties, covenants and events of default.

The Participation Agreement also requires us to maintain a fixed charge coverage ratio of not less than 1.0 if (1) certain events of default occur and continue or (2) borrowing availability under the 2022 Credit Agreement is less than the greater of (a) 10% of the Maximum Credit Amount (as defined in the 2022 Credit Agreement) or (b) $67.5 million, which is consistent with the terms of the 2022 Credit Agreement.

If an event of default occurs under the Lease, Lessor generally has the right to recover the adjusted lease balance and certain other costs and amounts payable under the 2023 Synthetic Lease and, following such payment, the Company would be entitled to receive ownership in the Leased Property from Lessor.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2023. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that we maintained effective internal control over financial reporting as of January 28, 2023.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the captions “Proposal One: Election of Directors,” “Governance,” and “Stock Ownership” in our definitive Proxy Statement for our 2023 annual meeting of shareholders (“2023 Proxy Statement”), with respect to directors, shareholder nomination procedures, the code of ethics, the Audit Committee, our audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item. The information contained in Part I of this Form 10-K under the caption “Supplemental Item. Information about our Executive Officers,” with respect to executive officers, is incorporated herein by reference in response to this item.

In the “Investors” section of our website (www.biglots.com) under the “Corporate Governance” and “SEC Filings” captions, the following information relating to our corporate governance may be found: Corporate Governance Guidelines; charters of our Board of Directors’ Audit, Capital Allocation Planning, Compensation, and Nominating/Corporate Governance Committees, and our Environmental, Social and Governance Committee; Code of Business Conduct and Ethics; Code of Ethics for Financial Officers; Chief Executive Officer and Chief Financial Officer certifications related to our SEC filings; the means by which shareholders may communicate with our Board of Directors; and transactions in our securities by our directors and executive officers. The Code of Business Conduct and Ethics applies to all of our associates, including our directors and our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics for Financial Professionals applies to our Chief Executive Officer and all other Senior Financial Officers (as that term is defined therein) and contains provisions specifically applicable to the individuals serving in those positions. We intend to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of any amendments to, and any waivers from, our Code of Business Conduct and Ethics (to the extent applicable to our directors and executive officers (including our principal executive officer, principal financial officer, and principal accounting officer)) and our Code of Ethics for Financial Professionals in the “Investors” section of our website (www.biglots.com) under the “Corporate Governance” caption. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary addressed to our principal executive offices at 4900 E. Dublin-Granville Road, Columbus, Ohio 43081.

Item 11. Executive Compensation

The information contained under the caption “Governance” with respect to Compensation Committee interlocks and insider participation and under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Report” in the 2023 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes information as of January 28, 2023, relating to our equity compensation plans pursuant to which our common shares may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)		Weighted-average exercise price of outstanding options, warrants, and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,317,887	(1)	—	(2)	2,530,813	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,317,887		—	(2)	2,530,813

(1)	Includes performance share units and restricted stock units granted under the 2020 LTIP and the 2017 LTIP.

(2)	The weighted average exercise price does not take into account the performance share units and the restricted stock units granted under the 2020 LTIP and 2017 LTIP.

(3)	The common shares available for issuance under the 2020 LTIP are limited to 2,530,813 common shares. There are no common shares available for issuance under any of the other shareholder-approved plans.

The 2017 LTIP was approved in May 2017 and was terminated in June 2020. The 2020 LTIP was approved in June 2020. See Note 6 to the accompanying consolidated financial statements.

The information contained under the caption “Stock Ownership” in the 2023 Proxy Statement, with respect to the security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the caption “Governance” in the 2023 Proxy Statement, with respect to the determination of director independence and related person transactions, is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information contained under the captions “Audit Committee Disclosure” in the 2023 Proxy Statement, with respect to our audit and non-audit services pre-approval policy and the fees paid to our independent registered public accounting firm, Deloitte & Touche LLP, is incorporated herein by reference in response to this item.

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

(3)     Exhibits. Exhibits marked with an asterisk (*) are filed herewith. Certain portions of the exhibits marked with a pound sign (#) have been excluded from the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of exhibits will be furnished upon written request and payment of our reasonable expenses in furnishing the exhibits. Exhibits 10.1 through 10.29 are management contracts or compensatory plans or arrangements.

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

10.1	Big Lots 2017 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to our definitive proxy statement on Schedule 14A relating to the 2017 Annual Meeting of Shareholders filed April 11, 2017).
10.2	Form of Big Lots 2017 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended April 29, 2017).
10.3	Form of Big Lots 2017 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended April 29, 2017).
10.4	Form of Big Lots 2017 Long-Term Incentive Plan Restricted Stock Units Retention Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended August 4, 2018).

Exhibit No.	Document
10.5	Form of Big Lots 2017 Long-Term Incentive Plan Deferral Election Form and Deferred Stock Units Award for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended October 28, 2017).
10.6	Form of Big Lots 2017 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 3, 2020).
10.7	Big Lots 2020 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A relating to the 2020 Annual Meeting of Shareholders of the Registrant filed with the Commission on May 1, 2020 (File No. 1-8897)).
10.8	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended May 2, 2020).
10.9	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q for the quarter ended May 2, 2020).
10.10	Form of Big Lots 2020 Long-Term Incentive Plan Deferral Election Form and Deferred Stock Unit Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to our Form 10-Q for the quarter ended May 2, 2020).
10.11	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.6 to our Form 10-Q for the quarter ended May 2, 2020).
10.12	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 9, 2021).
10.13	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated March 9, 2021).
10.14	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.14 to our Form 10-K dated March 29, 2022).
10.15	Form of Big Lots 2020 Long-Term Incentive Plan Restricted Stock Units Award Agreement (incorporated herein by reference to Exhibit 10.6 to our Form 10-Q dated September 6, 2022).
10.16	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 16, 2023).
10.17	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated March 16, 2023).
10.18	Big Lots 2019 Bonus Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 5, 2019).
10.19	Big Lots Savings Plan (incorporated herein by reference to Exhibit 10.8 to our Form 10-K for the year ended January 29, 2005) (File No. 1-8897).
10.20	Big Lots Supplemental Savings Plan, as amended and restated effective December 31, 2015 (incorporated herein by reference to Exhibit 10.25 to our Form 10-K for the year ended January 30, 2016).
10.21	Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10(m) to our Form 10-K for the year ended January 31, 2004) (File No. 1-8897).
10.22	First Amendment to Big Lots Executive Benefit Plan (incorporated herein by reference to Exhibit 10.11 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.23	Offer Letter with Bruce Thorn (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 21, 2018).
10.24	Second Amended and Restated Employment Agreement with Lisa M. Bachmann (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated April 29, 2013).
10.25	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.12 to our Form 10-Q for the quarter ended November 1, 2008) (File No. 1-8897).
10.26	Big Lots Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 28, 2014).
10.27	Form of Big Lots Executive Severance Plan Acknowledgment and Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K dated August 28, 2014).
10.28	Big Lots, Inc. Executive Severance Agreement (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q dated June 8, 2022).
10.29	Big Lots, Inc. Senior Executive Severance Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q dated June 8, 2022).
10.30	Credit Agreement, dated August 31, 2018, by and among Big Lots, Inc. and Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 29, 2018).

Exhibit No.	Document
10.31	Security Agreement between Big Lots Stores, Inc. and Big Lots Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated October 29, 2004) (File No. 1-8897).
10.32	Stock Purchase Agreement between KB Acquisition Corporation and Consolidated Stores Corporation (incorporated herein by reference to Exhibit 2(a) to our Form 10-Q for the quarter ended October 28, 2000) (File No. 1-8897).
10.33	Acquisition Agreement between Big Lots, Inc. and Liquidation World Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated May 26, 2011) (File No. 1-8897).
10.34	AVDC Participation Agreement incorporated herein by reference to Exhibit 10.40 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
10.35	AVDC Lease Agreement (Real Property) (incorporated herein by reference to Exhibit 10.41 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
10.36	AVDC Construction Agency Agreement (incorporated herein by reference to Exhibit 10.42 to our Form 10-K for the year ended February 3, 2018) (File No. 1-8897).
10.37	Settlement Agreement dated April 22, 2020, by and among Big Lots, Inc., Ancora Advisors, LLC, Ancora Merlin Institutional, LP, Ancora Merlin, LP, Ancora Catalyst Institutional, LP, Ancora Catalyst, LP, Ancora Catalyst SPV I LP, Ancora Catalyst SPV I SPC Ltd. - Segregated Portfolio C, Macellum Advisors GP, LLC, Macellum Management, LP, and Macellum Opportunity Fund LP. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated April 22, 2020).
10.38#	Agreement for Purchase and Sale of Real Property, as amended, between Durant DC, LLC and BIGDUOK001 LLC relating to the registrant’s distribution center located in Durant, Oklahoma. (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended August 1, 2020).
10.39#	Lease Agreement, as amended, between Big Lots Stores, Inc. and BIGCOOH002, LLC relating to the registrant’s distribution center located in Columbus, OH (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended October 31, 2020).
10.40	Second Amended and Restated Credit Agreement, dated September 22, 2021, by and among Big Lots, Inc. and Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended November 1, 2021).
10.41	Third Amendment to Operative Documents, dated September 22, 2021, by and among AVDC, Inc., as lessee, the guarantors thereto, Wachovia Service Corporation, as lessor, Wells Fargo Bank, N.A., as agent, and the lease participant parties thereto (incorporated by reference to Exhibit 10.2 to our Form 8-K dated September 27, 2021).
10.42	Fourth Amendment to Operative Documents, dated September 21, 2022, by and among AVDC, Inc., as lessee, the guarantors thereto, Wachovia Service Corporation, as lessor, Wells Fargo Bank, N.A., as agent, and the lease participants named therein (incorporated herein by reference to Exhibit 10.8 to our Form 10-Q dated December 7, 2022).
10.43	First Amendment to Second Amended and Restated Credit Agreement, dated December 16, 2021, by and among Big Lots, Inc. and Big Lots Stores, Inc., as borrowers, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.37 to our Form 10-K dated March 29, 2022).
10.44	Credit Facility Consent Letter (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated July 29, 2022).
10.45	Synthetic Lease Consent Letter (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated July 29, 2022).
10.46	Credit Agreement, dated September 21, 2022, by and among Big Lots, Inc. and the other Borrowers named therein, the Guarantors named therein, and the Banks named therein (incorporated herein by reference to Exhibit 10.7 to our Form 10-Q dated December 7, 2022).
10.47	Participation Agreement, dated March 15, 2023, by and among AVDC, LLC, the Lessee, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 16, 2023).
10.48	Lease Agreement, dated March 15, 2023, by and among AVDC, LLC, the Lessee, and the Banks named therein (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated March 16, 2023).
21*	Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
24*	Power of Attorney for James R. Chambers, Sandra Y. Campos, Sebastian J. DiGrande, Marla C. Gottschalk, Cynthia T. Jamison, Christopher J. McCormick, Kimberley A. Newton, Nancy A. Reardon, and Wendy L. Schoppert.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Document
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 2023.

BIG LOTS, INC.

By: /s/ Bruce K. Thorn
Bruce K. Thorn
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March 2023.

By: /s/ Bruce K. Thorn	By: /s/ Jonathan E. Ramsden
Bruce K. Thorn	Jonathan E. Ramsden
President and Chief Executive Officer	Executive Vice President, Chief Financial and Administrative Officer
(Principal Executive Officer)	(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ Sandra Y. Campos *	/s/ Christopher J. McCormick *
Sandra Y. Campos	Christopher J. McCormick
Director	Director

/s/ James R. Chambers *	/s/ Kimberly A. Newton *
James R. Chambers	Kimberley A. Newton
Director	Director

/s/ Sebastian J. DiGrande *	/s/ Nancy A. Reardon *
Sebastian J. DiGrande	Nancy A. Reardon
Director	Director

/s/ Marla C. Gottschalk *	/s/ Wendy L. Schoppert *
Marla C. Gottschalk	Wendy L. Schoppert
Director	Director

/s/ Cynthia T. Jamison *
Cynthia T. Jamison
Director

*    The above named Directors of the Registrant execute this report by Ronald A. Robins, Jr., their attorney-in-fact, pursuant to the power of attorney executed by the above-named Directors all in the capacities indicated and on the 1st day of March 2023, and filed herewith.

By: /s/ Ronald A. Robins, Jr.
Ronald A. Robins, Jr.
Attorney-in-Fact