Form 10-Q
period 2023-04-29
BIG LOTS INC
filed 2023-06-07
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 2, 2023, was 29,177,478.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 29, 2023

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net sales	$1,123,577	$1,374,714
Cost of sales (exclusive of depreciation expense shown separately below)	731,108	870,120
Gross margin	392,469	504,594
Selling and administrative expenses	617,066	480,779
Depreciation expense	36,582	37,356
Operating loss	(261,179)	(13,541)
Interest expense	(9,149)	(2,750)
Other income (expense)	5	1,040
Loss before income taxes	(270,323)	(15,251)
Income tax benefit	(64,250)	(4,169)
Net loss and comprehensive loss	$(206,073)	$(11,082)

Earnings (loss) per common share
Basic	$(7.10)	$(0.39)
Diluted	$(7.10)	$(0.39)

Weighted-average common shares outstanding
Basic	29,018	28,621
Dilutive effect of share-based awards	—	—
Diluted	29,018	28,621

Cash dividends declared per common share	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	April 29, 2023	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$51,320	$44,730
Inventories	1,087,656	1,147,949
Other current assets	88,887	92,635
Total current assets	1,227,863	1,285,314
Operating lease right-of-use assets	1,522,917	1,619,756
Property and equipment - net	745,232	691,111
Deferred income taxes	121,926	56,301
Other assets	39,797	38,449
Total assets	$3,657,735	$3,690,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,900	$421,680
Current operating lease liabilities	250,204	252,320
Property, payroll, and other taxes	72,805	71,274
Accrued operating expenses	133,750	111,752
Insurance reserves	35,321	35,871
Accrued salaries and wages	26,100	26,112
Income taxes payable	918	845
Total current liabilities	835,998	919,854
Long-term debt	501,600	301,400
Noncurrent operating lease liabilities	1,483,394	1,514,009
Insurance reserves	58,224	58,613
Unrecognized tax benefits	8,372	8,091
Other liabilities	218,788	125,057
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 29,139 shares and 28,959, respectively	1,175	1,175
Treasury shares - 88,356 shares and 88,536 shares, respectively, at cost	(3,095,791)	(3,105,175)
Additional paid-in capital	620,971	627,714
Retained earnings	3,025,004	3,240,193
Total shareholders’ equity	551,359	763,907
Total liabilities and shareholders’ equity	$3,657,735	$3,690,931

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended April 30, 2022
Balance - January 29, 2022	28,476	$1,175	89,019	$(3,121,602)	$640,522	$3,487,268	$1,007,363
Comprehensive loss	—	—	—	—	—	(11,082)	(11,082)
Dividends declared ($0.30 per share)	—	—	—	—	—	(8,981)	(8,981)
Purchases of common shares	(280)	—	281	(10,639)	—	—	(10,639)
Restricted shares vested	356	—	(356)	12,483	(12,483)	—	—
Performance shares vested	341	—	(342)	11,952	(11,952)	—	—
Share-based employee compensation expense	—	—	—	—	3,667	—	3,667
Balance - April 30, 2022	28,893	$1,175	88,602	$(3,107,806)	$619,754	$3,467,205	$980,328
Thirteen Weeks Ended April 29, 2023
Balance - January 28, 2023	28,959	1,175	88,536	(3,105,175)	627,714	3,240,193	763,907
Comprehensive loss	—	—	—	—	—	(206,073)	(206,073)
Dividends declared ($0.30 per share)	—	—	—	—	—	(9,116)	(9,116)
Purchases of common shares	(128)	—	128	(1,417)	—	—	(1,417)
Restricted shares vested	308	—	(308)	10,801	(10,801)	—	—
Performance shares vested	—	—	—	—	—	—	—
Share-based employee compensation expense	—	—	—	—	4,058	—	4,058
Balance - April 29, 2023	29,139	1,175	88,356	(3,095,791)	620,971	3,025,004	551,359

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Operating activities:
Net loss	$(206,073)	$(11,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	37,196	37,631
Non-cash lease expense	118,921	68,473
Deferred income taxes	(65,624)	2,215
Non-cash impairment charge	84,449	222
Gain on disposition of property and equipment	(3,419)	(1,568)
Non-cash share-based compensation expense	4,058	3,667
Unrealized gain on fuel derivatives	—	(699)
Change in assets and liabilities:
Inventories	60,294	(100,940)
Accounts payable	(104,780)	(98,972)
Operating lease liabilities	(117,874)	(66,127)
Current income taxes	7,050	(8,856)
Other current assets	(3,985)	3,908
Other current liabilities	23,262	(20,432)
Other assets	(1,583)	107
Other liabilities	(830)	(3,780)
Net cash used in operating activities	(168,938)	(196,233)
Investing activities:
Capital expenditures	(16,861)	(43,741)
Cash proceeds from sale of property and equipment	4,386	2,505
Other	(6)	(5)
Net cash used in investing activities	(12,481)	(41,241)
Financing activities:
Net proceeds from long-term debt	200,200	267,300
Net repayments of sale and leaseback financing	(743)	—
Payment of finance lease obligations	(444)	(497)
Dividends paid	(9,587)	(10,705)
Payment for treasury shares acquired	(1,417)	(10,639)
Net cash provided by financing activities	188,009	245,459
Increase in cash and cash equivalents	6,590	7,985
Cash and cash equivalents:
Beginning of period	44,730	53,722
End of period	$51,320	$61,707

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries. We are a home discount retailer in the United States (“U.S.”). At April 29, 2023, we operated 1,427 stores in 48 states and an e-commerce platform. We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our websites are not part of this report.

The accompanying consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. The consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole. We have historically experienced seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter. The accompanying consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (“2022 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2023 (“2023”) is comprised of the 53 weeks that began on January 29, 2023 and will end on February 3, 2024. Fiscal year 2022 (“2022”) was comprised of the 52 weeks that began on January 30, 2022 and ended on January 28, 2023. The fiscal quarters ended April 29, 2023 (“first quarter of 2023”) and April 30, 2022 (“first quarter of 2022”) were both comprised of 13 weeks.

Long-Lived Assets
As a result of the significant decline in net sales and an increase in operating loss during the first quarter of 2023, we performed impairment analyses at the store level. Our long-lived assets primarily consist of property and equipment - net and operating lease right-of-use assets. If the net book value of a store’s long-lived assets is not recoverable by the expected undiscounted future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term.

During the first quarter of 2023, the Company recorded aggregate asset impairment charges of $83.8 million related to 237 underperforming store locations, which were comprised of $62.1 million of operating lease right-of-use assets, $22.4 million of property and equipment - net, and partially offset by a gain on extinguishment of a lease liability resulting from a lease cancellation from a previous impaired store of $0.7 million. The impairment charges were recorded in selling and administrative expenses in our accompanying consolidated statements of operations and comprehensive loss.

In the first quarter of 2023, the Company completed the sale of one owned store location that was held for sale at the end of fiscal 2022 with an aggregate net book value of $0.7 million. The net cash proceeds on the sale of real estate were $4.4 million and resulted in a gain after related expenses of $3.8 million.

Selling and Administrative Expenses
Selling and administrative expenses include impairment charges, store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs to stores in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $140.2 million and $82.0 million for the first quarter of 2023 and the first quarter of 2022, respectively. Included in our distribution and outbound transportation costs for the first quarter of 2023 were $8.6 million of closing costs associated with the planned closure of our forward distribution centers (“FDCs”), which we expect to fully wind down by the end of the second quarter of 2023, and $53.6 million of expense associated with the exit of the former synthetic lease on our Apple Valley, CA distribution center that was refinanced in the first quarter of 2023.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing and advertising, payment card-linked marketing and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $24.8 million and $21.4 million for the first quarter of 2023 and the first quarter of 2022, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2023 and the first quarter of 2022:

	Thirteen Weeks Ended
(In thousands)	April 29, 2023	April 30, 2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,945	$3,326
Cash paid for income taxes, excluding impact of refunds	267	2,933
Gross proceeds from long-term debt	533,100	648,200
Gross payments of long-term debt	332,900	380,900
Cash paid for operating lease liabilities	149,007	90,725
Non-cash activity:
Assets acquired under finance leases	38	1,377
Accrued property and equipment	9,919	26,073
Deemed acquisition in “failed sale-leaseback transaction”	100,000	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	85,933	65,753

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

Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Enhanced Disclosures about the Supplier Finance Programs. ASU 2022-04 requires buyers in supplier finance programs to disclose qualitative and quantitative information about their supplier finance programs. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. The Company adopted this ASU in fiscal year 2023, except for the disclosure of rollforward activity, which is effective on a prospective basis beginning in fiscal year 2024. See Note 9, Supplier Financing for disclosure related to the Company’s supplier financing program obligations.

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

As of April 29, 2023, we had a Borrowing Base (as defined under the 2022 Credit Agreement) of $900.0 million under the 2022 Credit Agreement. At April 29, 2023, we had $501.6 million in borrowings outstanding under the 2022 Credit Agreement and $31.7 million committed to outstanding letters of credit, leaving $366.7 million available under the 2022 Credit Agreement, subject to the borrowing base limitations as discussed above. At April 29, 2023, we had $276.7 million available under the 2022 Credit Agreement, net of the borrowing base limitations discussed above.

The fair values of our long-term obligations under the 2022 Credit Agreement are estimated based on quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. The carrying value of our debt is a reasonable estimate for fair value.

NOTE 3 – SYNTHETIC LEASE

Synthetic Lease
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

Also on March 15, 2023, we entered into a Lease Agreement and supplement to the Lease Agreement (collectively, the “Lease” and together with the Participation Agreement and related agreements, the “2023 Synthetic Lease”) pursuant to which the Lessor will lease the Leased Property to the Company for an initial term of 60 months. The Lease may be extended for up to an additional five years, in one-year or longer annual periods, with each renewal subject to approval by the Participants. The 2023 Synthetic Lease requires the Company to pay basic rent on the scheduled payment dates in arrears in an amount equal to (a) a per annum rate equal to Term SOFR for the applicable payment period plus a 10 basis point spread adjustment plus an applicable margin equal to 250 basis points multiplied by (b) the portion of the lease balance not constituting the investment by Lessor in the Leased Property. In addition to basic rent, the Company must pay all costs and expenses associated with the use or occupancy of the Leased Property, including without limitation, maintenance, insurance and certain indemnity payments. GAAP treatment of the synthetic lease refinancing transaction requires us to treat the assignment of the purchase option from Prior Lessor to Lessor as a deemed acquisition of the Leased Property due to the Company’s control of the Leased Property under GAAP at the time the assigned purchase option was exercised. Accordingly, the Company applied sale and leaseback accounting to the transfer of the property from the Prior Lessor to the Lessor. The transaction met the criteria of a “failed sale-leaseback” under GAAP, which required us to record an asset for the deemed acquisition and an equivalent financing liability that represents the cost to acquire the Leased Property. The asset of $100.0 million was recorded in property and equipment – net in the consolidated balance sheets. The financing liability of $100.0 million was recorded in accrued operating expenses (current) and other liabilities (noncurrent) in the consolidated balance sheets.

Concurrently with Lessor’s purchase of the Leased Property from Prior Lessor, the participation agreement and lease agreement associated with our former synthetic lease arrangement, in each case entered into on November 30, 2017 and most recently amended on September 21, 2022 (the “Prior Synthetic Lease”), were terminated effective on March 15, 2023. In connection with the termination of the Prior Synthetic Lease, the Company paid a termination fee of approximately $53.4 million to Prior Lessor using borrowings under the 2022 Credit Agreement. As a result of the termination of the Prior Synthetic Lease, the borrowing base under the 2022 Credit Agreement is no longer subject to a reserve for the outstanding balance under the Prior Synthetic Lease.

The Company, together with all of its direct and indirect subsidiaries that serve as guarantors under the 2022 Credit Agreement guarantee the payment and performance obligations under the 2023 Synthetic Lease. The obligations under the 2023 Synthetic Lease are also secured by a pledge of the Company’s interest in the Leased Property. In addition, the Company, no less frequently than annually, will be subject to a test (the “LTV Test”) that requires the ratio of (a) the adjusted lease balance minus any Lessee Letter of Credit (as defined below) to (b) the Leased Property’s fair market value to not be greater than 60 percent. If the Company does not comply with the LTV Test, the Company must deliver or adjust a letter of credit in favor of the Collateral Agent (“Lessee Letter of Credit”) in an amount necessary to comply with the LTV Test. The 2023 Synthetic Lease also contains customary representations and warranties, covenants and events of default.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
There were no adjustments required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share for all periods presented. At April 29, 2023, performance share units that vest based on relative total shareholder return (“TSR PSUs” - see Note 5 for a more detailed description of these awards) and shareholder value creation awards (“SVCA PSUs” - see Note 5 for a more detailed description of these awards) were excluded from our computation of earnings (loss) per share because the minimum applicable performance conditions had not been attained. At April 30, 2022, TSR PSUs were excluded from our computation of earnings (loss) per share because the minimum applicable performance conditions had not been attained. Antidilutive restricted stock units (“RSUs”), performance share units (“PSUs”), TSR PSUs, and SVCA PSUs are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The RSUs, PSUs, TSR PSUs, and SVCA PSUs that were antidilutive, as determined under the treasury stock method, were 0.9 million for the first quarter of 2023 and 0.4 million for the first quarter of 2022. Due to the net loss in both the first quarter of 2022 and the first quarter of 2023, any potentially dilutive shares were excluded from the denominator in computing diluted earnings (loss) per common share for the first quarter of 2023 and the first quarter of 2022.

Share Repurchase Programs
On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares (“2021 Repurchase Authorization”). Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the first quarter of 2023, no shares were repurchased under the 2021 Repurchase Authorization. As of April 29, 2023, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

Purchases of common shares reported in the consolidated statements of shareholders’ equity are comprised of shares acquired to satisfy income tax withholdings associated with the vesting of share-based awards.

Dividends
We declared and paid cash dividends per common share during the first quarter of 2023 as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2023:		(In thousands)	(In thousands)
First quarter	$0.30	$9,116	$9,587
Total	$0.30	$9,116	$9,587

The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of share-based awards. On May 23, 2023, our Board of Directors suspended the Company’s quarterly cash dividend. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

NOTE 5 – SHARE-BASED PLANS

We have issued RSUs, PSUs, SVCA PSUs, and TSR PSUs under our shareholder-approved equity compensation plans. We recognized share-based compensation expense of $4.1 million and $3.7 million in the first quarter of 2023 and the first quarter of 2022, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested RSU activity for the first quarter of 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested RSUs at January 28, 2023	875,503	$34.75
Granted	1,354,505	13.40
Vested	(308,051)	29.28
Forfeited	(45,949)	29.99
Outstanding non-vested RSUs at April 29, 2023	1,876,008	$20.35

The non-vested RSUs granted in the first quarter of 2023 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if the grantee remains employed by us through the vesting dates. The RSUs granted in 2023 have no required financial performance objectives.

Performance Share Units
In the first quarter of 2023, we issued PSUs to certain members of management, which will vest if certain minimum financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. The minimum financial performance objectives will be established for each fiscal year within the three-year performance period and are generally approved by the Human Capital and Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. Based on the uncertain macroeconomic environment and a wide range of potential outcomes, the Committee chose to defer establishment of the financial performance objectives for 2023 to later in the fiscal year.

The 2023 PSU awards were issued with three distinct annual minimum financial performance objectives. The annual 2023 minimum financial performance objective is expected to be established in July 2023. The annual minimum financial performance objectives for the fiscal years 2024 and 2025 are expected to be set at the beginning of each of the respective fiscal years. As a result of the process used to establish the minimum financial performance objectives, we may meet the requirements for establishing a grant date for the 2023 PSUs when we communicate the financial performance objectives for 2023 to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. If we meet the applicable minimum threshold financial performance objectives in any of three performance period and the grantee remains employed by us through the end of the performance period, the PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period.

In 2021 and 2022, we issued PSUs to certain members of management, which will vest if certain financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. The financial performance objectives for each fiscal year within the three-year performance period are generally approved by the Human Capital and Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. Based on the uncertain macroeconomic environment and a wide range of potential outcomes, the Committee chose to defer establishment of the 2023 financial performance objectives to later in the fiscal year.

As a result of the process used to establish the financial performance objectives, we will only meet the requirements for establishing a grant date for PSUs issued in 2021 and 2022 when we communicate the financial performance objectives for the third fiscal year of the award to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. If we meet the applicable threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period.

The number of shares distributed upon vesting of the 2021 and 2022 PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Human Capital and Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of 2021 and 2022 PSUs granted, as defined in the award agreement.

In 2022 and the first quarter of 2023, we also awarded TSR PSUs to certain members of management, which vest based on the achievement of total shareholder return (“TSR”) targets relative to a peer group over a three-year performance period and require the grantee to remain employed by us through the end of the performance period. If we meet the applicable performance thresholds over the three-year performance period and the grantee remains employed by us through the end of the performance period, the TSR PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period. We use a Monte Carlo simulation to estimate the fair value of the TSR PSUs on the grant date and recognize expense over the service period. The TSR PSUs have a contractual period of three years.

The number of shares distributed upon vesting of the TSR PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Human Capital and Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of TSR PSUs granted, as defined in the award agreement.

In the first quarter 2023, we also awarded SVCA PSUs to certain members of management, which vest based on the achievement of multiple share price performance goals over a three-year contractual term and require the grantee to remain employed by us through the end of the contractual term. We use a Monte Carlo simulation to estimate the fair value of the SVCA PSUs on the grant date and recognize expense ratably over the service period. If we meet the applicable performance thresholds over the three-year performance period and the grantee remains employed by us through the end of the contractual term, the SVCA PSUs will vest at the end of the contractual term. If the share price performance goals applicable to the SVCA PSUs are not achieved prior to expiration, the unvested portion of the awards will be forfeited.

We have begun or expect to begin recognizing expense related to PSUs, TSR PSUs, and SVCA PSUs as follows:

Issue Year	PSU Category	Outstanding Units at April 29, 2023	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2021	PSU	130,902		July 2023	Fiscal 2023
2022	TSR PSU	58,778	Fiscal 2022		Fiscal 2022 - 2024
2022	PSU	235,151		March 2024	Fiscal 2024
2023	PSU	508,089		July 2023	Fiscal 2023 - 2025
2023	TSR PSU	127,016	March 2023		Fiscal 2023 - 2025
2023	SVCA PSU	581,673	March 2023		Fiscal 2023 - 2025
Total		1,641,609

During the first quarters of 2023 and 2022, we recognized $0.4 million and $0.1 million, respectively, in share-based compensation expense related to PSUs, TSR PSUs and SVCA PSUs. As of April 29, 2023, financial performance objectives have not been set for the 2021 PSUs, 2022 PSUs, and the 2023 PSUs, as a result, there were no PSUs outstanding at April 29, 2023.

The following table summarizes the activity related to TSR PSUs and SVCA PSUs for the first quarter of 2023:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding TSR PSUs and SVCA PSUs at January 28, 2023	60,924	$55.76
Granted	712,293	4.82
Vested	—	—
Forfeited	(5,750)	24.36
Outstanding TSR PSUs and SVCA PSUs at April 29, 2023	767,467	$8.90

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(In thousands)	2023	2022
Total fair value of restricted stock vested	$3,410	$12,631
Total fair value of performance shares vested	$—	$13,753

The total unearned compensation expense related to all share-based awards outstanding, excluding PSUs issued in 2021, 2022 and 2023, at April 29, 2023 was approximately $35.3 million. We expect to recognize this compensation cost through March 2026 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.4 years from April 29, 2023.

NOTE 6 – INCOME TAXES

For the first quarter of 2023, the Company based the income tax benefit on the estimated annual effective tax rate, adjusted to reflect the effect of discrete items.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through May 4, 2024, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $2.0 million. Actual results may differ materially from this estimate.

We regularly evaluate the realizability of our net deferred tax assets based on both positive and negative evidence available. As of April 29, 2023, we have an established valuation allowance on certain state and local deferred tax assets. There is a reasonable possibility that further valuation allowances on our federal, state and local net deferred tax assets may be required in future quarters. If insufficient positive evidence exists in future quarters and if financial conditions do not improve, it could be appropriate to record an increase in non-cash, discrete income tax expense related to changes in the valuation allowance in future quarters.

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

NOTE 8 – BUSINESS SEGMENT DATA

We use the following seven merchandise categories, which are consistent with our internal management and reporting of merchandise net sales: Food; Consumables; Soft Home; Hard Home; Furniture; Seasonal; and Apparel, Electronics, & Other. The Food category includes our beverage & grocery; specialty foods; and pet departments. The Consumables category includes our health, beauty and cosmetics; plastics; paper; and chemical departments. The Soft Home category includes our home organization; fashion bedding; utility bedding; bath; window; decorative textile; and area rugs departments. The Hard Home category includes our small appliances; table top; food preparation; home maintenance; and toys departments. The Furniture category includes our upholstery; mattress; ready-to-assemble; case goods; and home décor departments. The Seasonal category includes our lawn & garden; summer; Christmas; and other holiday departments. The Apparel, Electronics, & Other department includes our apparel; electronics; jewelry; hosiery; and candy & snacks departments, as well as the assortments for The Lot, our cross-category presentation solution, the Queue Line, our streamlined checkout experience, and our “Bargains, Treasures, and Essentials” closeout offerings.

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

The following table presents net sales data by merchandise category:

	First Quarter
(In thousands)	2023	2022
Furniture	$312,144	$423,259
Seasonal	177,008	234,171
Food	164,820	176,620
Soft Home	141,880	169,666
Consumables	135,768	157,234
Apparel, Electronics, & Other	115,695	123,035
Hard Home	76,262	90,729
Net sales	$1,123,577	$1,374,714

NOTE 9 – SUPPLIER FINANCE PROGRAM

We facilitate a voluntary supply chain finance (“SCF”) program through a participating financial institution. This SCF program enables our suppliers to sell their receivables due from the Company to a participating financial institution at their discretion. As of April 29, 2023, the SCF program had a $55.0 million revolving capacity. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the SCF program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program.

The amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included within the accounts payable on our consolidated balance sheets. Amounts under the SCF program included within accounts payable were $13.3 million and $35.4 million as of April 29, 2023 and January 28, 2023, respectively. Payments made under the SCF program to the financial institution, like payments of other accounts payable, are a reduction to our operating cash flow.

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the current economic and credit conditions, inflation, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

The following are the results from the first quarter of 2023 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2022:

•Net sales decreased $251.1 million, or 18.3%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce operations, decreased $238.5 million, or 18.2%.
•Gross margin dollars decreased $112.1 million, while gross margin rate decreased 180 basis points to 34.9% of sales.
•Selling and administrative expenses increased $136.3 million. As a percentage of net sales, selling and administrative expenses increased to 54.9% of net sales.
•Included within our selling and administrative expenses were non-cash store asset impairment charges and a gain on extinguishment of a lease liability resulting from a lease cancellation related to a previous impaired store of $83.8 million, which increased loss per share by approximately $2.18 per diluted share.
•Also included within our selling and administrative expenses were lease exit costs associated with our prior synthetic lease of $53.6 million and contract termination costs associated with closure of our forward distribution centers of $8.6 million, which increased loss per diluted share in the first quarter of 2023 by approximately $1.37 and $0.25, respectively.
•Also included within our selling and administrative expenses was a gain on sale of real estate and related expenses of $3.8 million, which decreased loss per diluted share by approximately $0.10.
•Operating loss rate increased 2,220 basis points to (23.2)%.
•Diluted loss per share increased to $(7.10) per share from $(0.39) per share.
•Cash and cash equivalents decreased $10.4 million, from $61.7 million at the end of the first quarter of 2022 to $51.3 million at the end of the first quarter of 2023.
•Inventory decreased 18.8% or $251.0 million, from $1,338.7 million at the end of the first quarter 2022 to $1,087.7 million at the end of the first quarter 2023, primarily as a result of a 12% decrease in units on hand and a decrease in-transit inventory, partially offset by a 3% increase in average unit cost of on hand inventory.
•We declared and paid a quarterly cash dividend in the amount of $0.30 per common share in the first quarter of 2023, which was consistent with the quarterly cash dividend of $0.30 per common share we paid in the first quarter of 2022.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2023 and the first quarter of 2022:

	2023	2022
Stores open at the beginning of the fiscal year	1,425	1,431
Stores opened during the period	3	7
Stores closed during the period	(1)	(4)
Stores open at the end of the period	1,427	1,434

We expect our store count at the end of 2023 to decrease compared to our store count at the end of 2022.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive loss as a percentage of net sales at the end of each period:

	First Quarter
	2023	2022
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	65.1	63.3
Gross margin	34.9	36.7
Selling and administrative expenses	54.9	35.0
Depreciation expense	3.3	2.7
Operating loss	(23.2)	(1.0)
Interest expense	(0.8)	(0.2)
Other income (expense)	0.0	0.1
Loss before income taxes	(24.1)	(1.1)
Income tax benefit	(5.7)	(0.3)
Net loss and comprehensive loss	(18.3)%	(0.8)%

FIRST QUARTER OF 2023 COMPARED TO FIRST QUARTER OF 2022

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the first quarter of 2023 compared to the first quarter of 2022 were as follows:

First Quarter
($ in thousands)	2023		2022		Change		Comps
Furniture	$312,144	27.8%	$423,259	30.8%	$(111,115)	(26.3)%	(27.2)%
Seasonal	177,008	15.8	234,171	17.0	(57,163)	(24.4)	(24.6)
Food	164,820	14.6	176,620	12.8	(11,800)	(6.7)	(4.8)
Soft Home	141,880	12.6	169,666	12.4	(27,786)	(16.4)	(16.5)
Consumables	135,768	12.1	157,234	11.5	(21,466)	(13.7)	(10.9)
Apparel, Electronics, & Other	115,695	10.3	123,035	8.9	(7,340)	(6.0)	(6.8)
Hard Home	76,262	6.8	90,729	6.6	(14,467)	(15.9)	(15.4)
Net sales	$1,123,577	100.0%	$1,374,714	100.0%	$(251,137)	(18.3)%	(18.2)%

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

Net sales decreased $251.1 million, or 18.3%, to $1,123.6 million in the first quarter of 2023, compared to $1,374.7 million in the first quarter of 2022. The decrease in net sales was primarily driven by an 18.2% decrease in our comps, which decreased net sales by $238.5 million and our non-comparable sales, which decreased net sales by $12.6 million, driven by the net decrease of 7 stores since the first quarter of 2022. Our comps are calculated based on the results of all stores that were open at least fifteen months plus the results of our e-commerce net sales.

Our decreased net sales and comps in the first quarter of 2023 were significantly impacted by macro economic pressures on our customers, which has negatively impacted the discretionary spending of our customers, particularly with respect to large-ticket Furniture and Seasonal products.

In the first quarter of 2023, we experienced decreased comps and net sales in all of our merchandise categories. Our home products categories - Furniture, Seasonal, Soft Home, and Hard Home - were most impacted, as purchases from these categories are generally more discretionary. In the first quarter of 2023, the lack of our Broyhill® branded product had negative impact on comps and sales for our home product categories, particularly Furniture. In November 2022, our largest Broyhill® furniture supplier, United Furniture, Inc., abruptly closed, which resulted in an immediate shortage in Broyhill® inventory available for us to purchase. To mitigate the shortage while we sought new suppliers for Broyhill® furniture, we purchased replacement product from other suppliers, which has not performed as well as our Broyhill® branded product performed in the first quarter of 2022. As discussed above, we believe that macro economic pressures significantly reduced our customer's discretionary spending, which has led to the decreased net sales and comps in all our home products categories. We believe our Seasonal net sales and comps in the first quarter of 2023, particularly our lawn & garden and Summer departments, were also adversely impacted by later-arriving warm weather in many parts of the U.S. versus the first quarter of 2022.

While our Food and Consumables categories experienced decreased comps and net sales in the first quarter of 2023, these categories performed relatively better than our home products categories in the first quarter of 2023 as they are less sensitive to changes in discretionary spending.

Our Apparel, Electronics, & Other category experienced a decrease in comps as a result of the decreased discretionary spending in the first quarter of 2023 discussed above. We believe that the net sales of our Apparel, Electronics, & Other category benefited from our “Bargains, Treasures, and Essentials” merchandising strategy as we began to implement lower entry-level price points with name brand closeout offerings in the first quarter of 2023.

Gross Margin
Gross margin dollars decreased $112.1 million, or 22.2%, to $392.5 million for the first quarter of 2023, compared to $504.6 million for the first quarter of 2022. The decrease in gross margin dollars was primarily due to a decrease in net sales and gross margin rate. Gross margin as a percentage of net sales decreased 180 basis points to 34.9% in the first quarter of 2023 compared to 36.7% in the first quarter of 2022. The gross margin rate decrease was primarily due to a higher markdown rate, and a higher shrink rate, partially offset by lower inbound freight costs. The higher markdown rate was a result of the decline in sales in the first quarter of 2023 compared to the first quarter of 2022, as our markdown volume in the first quarter of 2023 was similar to the first quarter of 2022. The higher shrink rate was primarily driven by sales deleverage as our unit loss and dollar loss in our 2023 physical inventory counts have both improved versus the prior year. The higher shrink rate was also driven by a cumulative adverse adjustment to our shrink accrual rate in the first quarter of 2023 as we projected better results for our 2023 physical inventory count results at the end of 2022 versus the actualized results in the first quarter of 2022. Inbound freight costs declined due to lower ocean carriage rates, lower fuel costs, and decreased inbound volume versus the first quarter of 2022.

Selling and Administrative Expenses
Selling and administrative expenses were $617.1 million for the first quarter of 2023, compared to $480.8 million for the first quarter of 2022. The increase of $136.3 million in selling and administrative expenses was driven by store asset impairment charges (see Note 1 to the accompanying consolidated financial statements) resulting from a review of underperforming stores and partially offset by a gain on extinguishment of a lease liability resulting from a lease cancellation related to a previous impaired store of $83.8 million, a lease payment related to the exit of our Prior Synthetic Lease of $53.6 million, termination costs and related expenses, related to the exit of our FDCs of $8.6 million, and an increase in advertising expense of $3.4 million, partially offset by a decrease in store payroll of $12.3 million and a gain on sale of real estate and related expenses of $3.8 million. The increase in advertising expense was related to a shift from a broad or mass distribution in the first quarter of 2022 to a more targeted approach in the first quarter of 2023. The more targeted approach includes specific customer, product and regional focused advertising. The decrease in store payroll was driven by a lower store count compared to the first quarter of 2022 and an overall reduction in store headcount and payroll hours.

As a percentage of net sales, selling and administrative expenses increased 1,990 basis points to 54.9% for the first quarter of 2023 compared to 35.0% for the first quarter of 2022.

Depreciation Expense
Depreciation expense decreased $0.8 million to $36.6 million in the first quarter of 2023, compared to $37.4 million in the first quarter of 2022. Depreciation expense as a percentage of sales increased 60 basis points compared to the first quarter of 2022. The decrease was primarily driven by impairment charges taken in the last twelve months and decreased capital spend in the last twelve months, partially offset by accelerated depreciation costs related to the anticipated exit from our FDCs.

Interest Expense
Interest expense was $9.1 million in the first quarter of 2023, compared to $2.8 million in the first quarter of 2022. The increase in interest expense was driven by an increase in total average borrowings (including finance leases and the sale and leaseback financing liability) and an increase in the average interest rate. We had total average borrowings of $574.5 million in the first quarter of 2023 compared to total average borrowings of $301.1 million in the first quarter of 2022. The increase in total average borrowings was driven by our borrowings under the 2022 Credit Agreement throughout the first quarter of 2023 compared to the first quarter of 2022.

Other Income (Expense)
Other income (expense) was $0.0 million in the first quarter of 2023 and $1.0 million in the first quarter of 2022.

Income Taxes
The effective income tax rate for the first quarter of 2023 and the first quarter of 2022 was 23.8% and 27.3%, respectively. The decrease in the effective income tax rate was primarily attributable to absence of audit settlements and a net deficiency associated with vesting of share-based payment awards from 2022 compared to a net benefit in the first quarter of 2023. Additionally, the decrease in the effective income tax rate was impacted by the increase in loss before income taxes in the first quarter of 2023 compared to the loss before income taxes in the first quarter of 2022.

Known Trends and 2023 Guidance
In fiscal 2023, the U.S. economy has continued to face macro-economic challenges including high inflation, which has adversely impacted the buying power of our customers. We expect the inflationary environment will continue to negatively impact costs within our business and discretionary spending specifically high ticket products by our customers through at least the second quarter of 2023. At this time, the Company does not believe it has sufficient visibility to provide full year guidance for 2023.

Given a wider-than-usual range of potential outcomes, we are not currently providing earnings per share guidance for the second quarter of 2023. However, we do anticipate a loss in the second quarter of 2023. As of May 26, 2023, we expect the following in the second quarter of 2023:
•A comparable sales decrease in the high-teens range compared to the second quarter of 2022;
•Gross margin rate slightly above the second quarter of 2022, in the low 30s, driven by significant markdowns on slow-moving Seasonal inventory; and
•Selling and administrative expenses slightly down compared to the second quarter of 2022.

For 2023, we expect capital expenditures of approximately $80 million.

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

The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default. In addition, the 2022 Credit Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.0 if (1) certain events of default occur and continue or (2) borrowing availability under the 2022 Credit Agreement is less than the greater of (a) 10% of the Maximum Credit Amount (as defined in the 2022 Credit Agreement) or (b) $67.5 million. Additionally, we are subject to cross-default provisions associated with the 2023 Synthetic Lease. A violation of these covenants could result in a default under the 2022 Credit Agreement which could permit the lenders to restrict our ability to further access the 2022 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2022 Credit Agreement. At April 29, 2023, we were in compliance with the covenants of the 2022 Credit Agreement.

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

Also on March 15, 2023, we entered into a Lease Agreement and supplement to the Lease Agreement (collectively, the “Lease” and together with the Participation Agreement and related agreements, the “2023 Synthetic Lease”) pursuant to which the Lessor will lease the Leased Property to the Company for an initial term of 60 months. The Lease may be extended for up to an additional five years, in one-year or longer annual periods, with each renewal subject to approval by the Participants. The 2023 Synthetic Lease requires the Company to pay basic rent on the scheduled payment dates in arrears in an amount equal to (a) a per annum rate equal to Term SOFR for the applicable payment period plus a 10 basis point spread adjustment plus an applicable margin equal to 250 basis points multiplied by (b) the portion of the lease balance not constituting the investment by Lessor in the Leased Property. In addition to basic rent, the Company must pay all costs and expenses associated with the use or occupancy of the Leased Property, including without limitation, maintenance, insurance and certain indemnity payments. The Company will also be responsible for break-funding costs, annual lease administration fees and increased costs. GAAP treatment of the synthetic lease refinancing transaction requires us to treat the assignment of the purchase option from Prior Lessor to Lessor as a deemed acquisition of the Leased Property due to the Company’s control of the Leased Property under GAAP at the time the assigned purchase option was exercised. Accordingly, the Company applied sale and leaseback accounting to the transfer of the property from the Prior Lessor to the Lessor. The transaction met the criteria of a “failed sale-leaseback” under GAAP, which required us to record an asset for the deemed acquisition and an equivalent financing liability that represents the cost to acquire the Leased Property. The asset of $100.0 million was recorded in property and equipment –

net in the consolidated balance sheets. The financing liability of $100.0 million was recorded in accrued operating expenses (current) and other liabilities (noncurrent) in the consolidated balance sheets.

Concurrently with Lessor’s purchase of the Leased Property from Prior Lessor, the participation agreement and lease agreement associated with our former synthetic lease arrangement, in each case entered into on November 30, 2017 and most recently amended on September 21, 2022 (the “Prior Synthetic Lease”), were terminated effective on March 15, 2023. In connection with the termination of the Prior Synthetic Lease, the Company paid a termination fee of approximately $53.4 million to Prior Lessor using borrowings under the 2022 Credit Agreement. As a result of the termination of the Prior Synthetic Lease, the borrowing base under the 2022 Credit Agreement is no longer subject to a reserve for the outstanding balance under the Prior Synthetic Lease.

The Company, together with all of its direct and indirect subsidiaries that serve as guarantors under the 2022 Credit Agreement guarantee the payment and performance obligations under the 2023 Synthetic Lease. The obligations under the 2023 Synthetic Lease are also secured by a pledge of the Company’s interest in the Leased Property. In addition, the Company, no less frequently than annually, will be subject to a test (the “LTV Test”) that requires the ratio of (a) the adjusted lease balance minus any Lessee Letter of Credit (as defined below) to (b) the Leased Property’s fair market value to not be greater than 60 percent. If the Company does not comply with the LTV Test, the Company must deliver or adjust a letter of credit in favor of the Collateral Agent (“Lessee Letter of Credit”) in an amount necessary to comply with the LTV Test. The 2023 Synthetic Lease also contains customary representations and warranties, covenants and events of default.

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

As of April 29, 2023, we had a Borrowing Base (as defined under the 2022 Credit Agreement) of $900.0 million under the 2022 Credit Agreement. At April 29, 2023, we had $501.6 million in borrowings outstanding under the 2022 Credit Agreement and $31.7 million committed to outstanding letters of credit, leaving $366.7 million available under the 2022 Credit Agreement, subject to the borrowing base limitations as discussed above. At April 29, 2023, we had $276.7 million available under the 2022 Credit Agreement, net of the borrowing base limitations discussed above.

The primary source of our liquidity is cash flows from operations and borrowings under our credit facility as necessary. Our net loss and, consequently, our cash used in operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Historically, our cash provided by operations typically peaks in the fourth quarter of each fiscal year due to net sales generated during the holiday selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter as we build our inventory levels prior to the holiday selling season. We have historically funded those requirements with cash provided by operations and borrowings under our credit facility. Cash requirements include, among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments. Given our anticipated cash needs, we expect to utilize borrowings under the 2022 Credit Agreement throughout the remainder of 2023 to fund our cash requirements. To generate additional liquidity, the Company has also engaged external partners to monetize assets, primarily consisting of its remaining owned real estate properties, and to identify savings opportunities of up to $200 million which are expected to be realized within cost of goods sold, advertising expense and other selling and administrative expenses.

Based on historical and expected financial results, we believe that we have or have the ability to obtain adequate resources to fund our cash requirements for the foreseeable future, including ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares under the 2021 Repurchase Authorization. Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the first quarter of 2023, we did not repurchase shares under the 2021 Repurchase Authorization. As of April 29, 2023, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

In March 2023, our Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on March 31, 2023 to shareholders of record as of the close of business on March 17, 2023. The cash dividend of $0.30 per common share is consistent with our quarterly dividends declared in 2022. In the first quarter of 2023, we paid approximately $9.6 million in dividends, compared to the dividends paid of $10.7 million in the first quarter of 2022.

On May 23, 2023, our Board of Directors suspended the Company’s quarterly cash dividend. The declaration of any future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

The following table compares the primary components of our cash flows from the first quarter 2023 compared to the first quarter 2022:

(In thousands)	2023	2022	Change
Net cash used in operating activities	$(168,938)	$(196,233)	$27,295
Net cash used in investing activities	(12,481)	(41,241)	28,760
Net cash provided by financing activities	$188,009	$245,459	$(57,450)

Cash used in operating activities decreased by $27.3 million to $168.9 million in the first quarter of 2023 compared to $196.2 million in the first quarter of 2022. The decrease was primarily due to a decrease in net loss after adjusting for non-cash activities such as a non-cash impairment charge and a non-cash lease expense, and a decrease from inventories, which was driven by decreased inventory purchases at the end of the first quarter of 2023. Partially offsetting this decrease were increases in the change in deferred income tax benefit, which was driven by the increased loss before income taxes, and operating lease liabilities related to the refinance of the Apple Valley, CA distribution center, and the gain on disposition of equipment and property related to the sale of an owned store location in the first quarter of 2023.

Cash used in investing activities decreased by $28.8 million to $12.5 million in the first quarter of 2023 compared to $41.2 million in the first quarter of 2022. The decrease was principally driven by a decrease in capital expenditures, which was primarily due to fewer investments in new stores.

Cash provided by financing activities decreased by $57.5 million to $188.0 million in the first quarter of 2023 compared to $245.5 million in the first quarter of 2022. The decrease was driven by lower net proceeds from long-term debt, partially offset by a decrease in payment for treasury shares acquired. The decrease in payment for treasury shares acquired was due to a decrease in shares withheld for income taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. See Note 1 to our consolidated financial statements included in our 2022 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Form 10-K. Had we used estimates, judgments, and assumptions different from any of those discussed in our 2022 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on borrowings under the 2022 Credit Agreement. We had $501.6 million in borrowings under the 2022 Credit Agreement at April 29, 2023. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $5.0 million.

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

Item 1A. Risk Factors

During the first quarter of 2023, there were no material changes to the risk factors previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2023 - February 25, 2023	2	$16.55	—	$159,425
February 26, 2023 - March 25, 2023	46	11.33	—	159,425
March 26, 2023 - April 29, 2023	80	10.80	—	159,425
Total	128	$11.06	—	$159,425

(1)     In February, March, and April 2023, in connection with the vesting of certain outstanding RSUs and PSUs, we acquired 1,586, 45,997 and 80,528 of our common shares, respectively, which were withheld to satisfy income tax withholdings.
(2)     The 2021 Repurchase Authorization is comprised of a December 1, 2021 authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares. During the first quarter of 2023, we had no repurchases under the 2021 Repurchase Authorization. At April 29, 2023, the 2021 Repurchase Authorization has $159.4 million of remaining authorization. The 2021 Repurchase Authorization has no scheduled termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document
10.1*	Participation Agreement, dated March 15, 2023, by and among AVDC, LLC, the Lessee, and the Banks named therein.
10.2*	Lease Agreement, dated March 15, 2023, by and among AVDC, LLC, the Lessee, and the Banks named therein.
10.3	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 16, 2023).
10.4	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated March 16, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 7, 2023

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)