Form 10-Q
period 2023-07-29
BIG LOTS INC
filed 2023-09-06
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 1, 2023, was 29,194,640.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 29, 2023

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$1,139,361	$1,346,221	$2,262,938	$2,720,935
Cost of sales (exclusive of depreciation expense shown separately below)	763,477	907,673	1,494,585	1,777,793
Gross margin	375,884	438,548	768,353	943,142
Selling and administrative expenses	456,689	510,444	1,073,755	991,223
Depreciation expense	41,282	37,197	77,864	74,553
Operating loss	(122,087)	(109,093)	(383,266)	(122,634)
Interest expense	(11,175)	(3,904)	(20,324)	(6,654)
Other income (expense)	—	257	5	1,297
Loss before income taxes	(133,262)	(112,740)	(403,585)	(127,991)
Income tax expense (benefit)	116,575	(28,590)	52,325	(32,759)
Net loss and comprehensive loss	$(249,837)	$(84,150)	$(455,910)	$(95,232)

Earnings (loss) per common share
Basic	$(8.56)	$(2.91)	$(15.67)	$(3.31)
Diluted	$(8.56)	$(2.91)	$(15.67)	$(3.31)

Weighted-average common shares outstanding
Basic	29,175	28,919	29,096	28,770
Dilutive effect of share-based awards	—	—	—	—
Diluted	29,175	28,919	29,096	28,770

Cash dividends declared per common share	$—	$0.30	$0.30	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	July 29, 2023	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$46,034	$44,730
Inventories	983,225	1,147,949
Other current assets	99,902	92,635
Total current assets	1,129,161	1,285,314
Operating lease right-of-use assets	1,490,076	1,619,756
Property and equipment - net	721,896	691,111
Deferred income taxes	—	56,301
Other assets	38,555	38,449
Total assets	$3,379,688	$3,690,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$338,473	$421,680
Current operating lease liabilities	240,076	252,320
Property, payroll, and other taxes	72,352	71,274
Accrued operating expenses	123,454	111,752
Insurance reserves	35,707	35,871
Accrued salaries and wages	28,135	26,112
Income taxes payable	598	845
Total current liabilities	838,795	919,854
Long-term debt	493,200	301,400
Noncurrent operating lease liabilities	1,453,961	1,514,009
Deferred income taxes	485	—
Insurance reserves	57,845	58,613
Unrecognized tax benefits	8,456	8,091
Other liabilities	220,917	125,057
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 29,192 shares and 28,959 shares, respectively	1,175	1,175
Treasury shares - 88,303 shares and 88,536 shares, respectively, at cost	(3,093,779)	(3,105,175)
Additional paid-in capital	623,347	627,714
Retained earnings	2,775,286	3,240,193
Total shareholders’ equity	306,029	763,907
Total liabilities and shareholders’ equity	$3,379,688	$3,690,931

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended July 30, 2022
Balance - April 30, 2022	28,893	$1,175	88,602	$(3,107,806)	$619,754	$3,467,205	$980,328
Comprehensive loss	—	—	—	—	—	(84,150)	(84,150)
Dividends declared ($0.30 per share)	—	—	—	—	—	(9,068)	(9,068)
Purchases of common shares	(9)	—	9	(241)	—	—	(241)
Restricted shares vested	48	—	(48)	1,687	(1,687)	—	—
Performance shares vested	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,858	—	3,858
Balance - July 30, 2022	28,932	$1,175	88,563	$(3,106,360)	$621,925	$3,373,987	$890,727

Twenty-Six Weeks Ended July 30, 2022
Balance - January 29, 2022	28,476	$1,175	89,019	$(3,121,602)	$640,522	$3,487,268	$1,007,363
Comprehensive loss	—	—	—	—	—	(95,232)	(95,232)
Dividends declared ($0.60 per share)	—	—	—	—	—	(18,049)	(18,049)
Purchases of common shares	(289)	—	289	(10,880)	—	—	(10,880)
Restricted shares vested	404	—	(404)	14,170	(14,170)	—	—
Performance shares vested	341	—	(341)	11,952	(11,952)	—	—
Share-based compensation expense	—	—	—	—	7,525	—	7,525
Balance - July 30, 2022	28,932	$1,175	88,563	$(3,106,360)	$621,925	$3,373,987	$890,727

Thirteen Weeks Ended July 29, 2023
Balance - April 29, 2023	29,139	$1,175	88,356	$(3,095,791)	$620,971	$3,025,004	$551,359
Comprehensive loss	—	—	—	—	—	(249,837)	(249,837)
Dividends declared ($0.00 per share)	—	—	—	—	—	119	119
Purchases of common shares	(6)	—	6	(49)	—	—	(49)
Restricted shares vested	59	—	(59)	2,061	(2,061)	—	—
Share-based compensation expense	—	—	—	—	4,437	—	4,437
Balance - July 29, 2023	29,192	$1,175	88,303	$(3,093,779)	$623,347	$2,775,286	$306,029

Twenty-Six Weeks Ended July 29, 2023
Balance - January 28, 2023	28,959	$1,175	88,536	$(3,105,175)	$627,714	$3,240,193	$763,907
Comprehensive loss	—	—	—	—	—	(455,910)	(455,910)
Dividends declared ($0.30 per share)	—	—	—	—	—	(8,997)	(8,997)
Purchases of common shares	(134)	—	134	(1,466)	—	—	(1,466)
Restricted shares vested	367	—	(367)	12,862	(12,862)	—	—
Share-based compensation expense	—	—	—	—	8,495	—	8,495
Balance - July 29, 2023	29,192	$1,175	88,303	$(3,093,779)	$623,347	$2,775,286	$306,029

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022
Operating activities:
Net loss	$(455,910)	$(95,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	79,216	75,152
Non-cash lease expense	178,890	137,618
Deferred income taxes	56,787	(31,432)
Non-cash impairment charge	84,389	24,328
Gain on disposition of property and equipment	(6,144)	(1,531)
Non-cash share-based compensation expense	8,495	7,525
Unrealized gain on fuel derivatives	—	(257)
Change in assets and liabilities:
Inventories	164,724	78,789
Accounts payable	(83,207)	(183,800)
Operating lease liabilities	(183,638)	(129,436)
Current income taxes	1,005	10,982
Other current assets	42	(4,330)
Other current liabilities	8,021	(19,133)
Other assets	(1,953)	348
Other liabilities	(1,328)	(5,000)
Net cash used in operating activities	(150,611)	(135,409)
Investing activities:
Capital expenditures	(29,998)	(89,372)
Cash proceeds from sale of property and equipment	9,630	2,509
Other	(10)	(9)
Net cash used in investing activities	(20,378)	(86,872)
Financing activities:
Net proceeds from long-term debt	191,800	249,100
Net repayments of sale and leaseback financing	(1,517)	—
Payment of finance lease obligations	(1,356)	(967)
Dividends paid	(9,740)	(19,496)
Payments for other financing liabilities	(5,428)	—
Payment for treasury shares acquired	(1,466)	(10,880)
Payment for debt issuance cost	—	(54)
Net cash provided by financing activities	172,293	217,703
Increase (decrease) in cash and cash equivalents	1,304	(4,578)
Cash and cash equivalents:
Beginning of period	44,730	53,722
End of period	$46,034	$49,144

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries. We are a home discount retailer in the United States (“U.S.”). At July 29, 2023, we operated 1,422 stores in 48 states and an e-commerce platform. We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2023 (“2023”) is comprised of the 53 weeks that began on January 29, 2023 and will end on February 3, 2024. Fiscal year 2022 (“2022”) was comprised of the 52 weeks that began on January 30, 2022 and ended on January 28, 2023. The fiscal quarters ended July 29, 2023 (“second quarter of 2023”) and July 30, 2022 (“second quarter of 2022”) were both comprised of 13 weeks. The year-to-date periods ended July 29, 2023 (“year-to-date 2023”) and July 30, 2022 (“year-to-date 2022”) were both comprised of 26 weeks.

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

In the year-to-date 2023, the Company recorded aggregate asset impairment charges of $82.9 million related to 237 underperforming store locations, which were comprised of $62.1 million of operating lease right-of-use assets and $22.3 million of property and equipment - net, and partially offset by gains on extinguishment of lease liabilities from lease cancellations from previously impaired stores of $1.5 million. In the year-to-date 2022, the Company recorded aggregate asset impairment charges of $24.1 million related to 56 underperforming store locations, which were comprised of $17.5 million of operating lease right-of-use assets and $6.6 million of property and equipment - net. The impairment charges for 2022 and 2023 were recorded in selling and administrative expenses in our accompanying consolidated statements of operations and comprehensive loss.

In the year-to-date 2023, the Company completed the sale of two owned store locations that were classified as held for sale at the end of fiscal 2022 with an aggregate net book value of $2.2 million. The net cash proceeds on the sale of real estate were $9.3 million and resulted in a gain after related expenses of $7.1 million. The gain on the sales of real estate after related expenses were recorded in selling and administrative expenses in our accompanying consolidated statements of operations and comprehensive loss.

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, impairment charges, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs to stores in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $63.8 million and $81.9 million for the second quarter of 2023 and the second quarter of 2022, respectively, and $204.1 million and $164.0 million for the year-to-date 2023 and the year-to-date 2022, respectively. Included in our distribution and outbound transportation costs for the second quarter of 2023 were $2.0 million of closing costs associated with the closure of our forward distribution centers (“FDCs”), and immaterial expense associated with the exit from our Prior Synthetic Lease (as defined below in Note 3) that was refinanced in the first quarter of 2023. In the year-to-date 2023, we recognized $10.6 million of FDC closing costs and $53.6 million of costs related to the exit from our Prior Synthetic Lease. As of the end of the second quarter of 2023, we have ceased all business operations at our FDCs and are actively marketing each of these locations for sublease.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing and advertising, payment card-linked marketing and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $19.4 million and $22.0 million for the second quarter of 2023 and the second quarter of 2022, respectively, and $44.3 million and $43.4 million for the year-to-date 2023 and the year-to-date 2022, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2023 and the year-to-date 2022:

	Twenty-six Weeks Ended
(In thousands)	July 29, 2023	July 30, 2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,992	$7,977
Cash paid for income taxes, excluding impact of refunds	570	3,879
Gross proceeds from long-term debt	910,500	998,000
Gross payments of long-term debt	718,700	748,900
Cash paid for operating lease liabilities	241,652	183,186
Non-cash activity:
Assets acquired under finance lease	6,680	3,792
Accrued property and equipment	8,653	26,086
Deemed acquisition in “failed sale-leaseback transaction”	100,000	—
Operating lease assets obtained in exchange for operating lease liabilities	112,743	123,906
Valuation allowance on deferred tax assets	147,850	—

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

Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Enhanced Disclosures about the Supplier Finance Programs. ASU 2022-04 requires buyers in supplier finance programs to disclose qualitative and quantitative information about their supplier finance programs. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. The Company adopted this ASU in fiscal year 2023, except for the disclosure of rollforward activity, which is effective on a prospective basis beginning in fiscal year 2024. See Note 9 - Supplier Finance Program for disclosure related to the Company’s supplier financing program obligations.

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

As of July 29, 2023, we had a Borrowing Base (as defined under the 2022 Credit Agreement) of $829.4 million under the 2022 Credit Agreement. At July 29, 2023, we had $493.2 million in borrowings outstanding under the 2022 Credit Agreement and $41.2 million committed to outstanding letters of credit, leaving $295.0 million available under the 2022 Credit Agreement, subject to certain borrowing base limitations as further discussed above. At July 29, 2023, we had $212.1 million available under the 2022 Credit Agreement, net of the borrowing base limitations discussed above.

The fair values of our long-term obligations under the 2022 Credit Agreement are estimated based on quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. We believe the carrying value of our debt is a reasonable approximation of fair value.

Secured Insurance Premium Financing Obligation
In the second quarter of 2023, we entered into three individual financing agreements (“2023 Term Notes”) aggregating to $16.2 million, which are secured by our unearned insurance premiums. The 2023 Term Notes will expire between January 2024 and May 2024. We are required to make monthly payments over the term of the 2023 Term Notes and are permitted to prepay, subject to penalties, at any time. The 2023 Term Notes carry annual interest rates ranging from 7.1% to 8.5%. The Company did not receive any cash in connection with the 2023 Term Notes.

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	July 29, 2023	January 28, 2023
2022 Credit Agreement	$493,200	$301,400
2023 Term Notes	11,239	—
Total debt	$504,439	$301,400
Less current portion of 2023 Term Notes (included in Accrued operating expenses)	(11,239)	—
Long-term debt	$493,200	$301,400

NOTE 3 – SYNTHETIC LEASE

Synthetic Lease
On March 15, 2023, AVDC, LLC (“Lessee”), a wholly-owned indirect subsidiary of the Company, Bankers Commercial Corporation (“Lessor”), the rent assignees parties thereto (“Rent Assignees” and, together with Lessor, “Participants”), MUFG Bank, Ltd., as collateral agent for the Rent Assignees (in such capacity, “Collateral Agent”), and MUFG Bank, Ltd., as administrative agent for the Participants, entered into a Participation Agreement (the “Participation Agreement”), pursuant to which the Participants funded $100 million to Wachovia Service Corporation (“Prior Lessor”) to finance Lessor’s purchase of the land and building related to our Apple Valley, CA distribution center (“Leased Property”) from the Prior Lessor.

Also on March 15, 2023, we entered into a Lease Agreement and supplement to the Lease Agreement (collectively, the “Lease” and together with the Participation Agreement and related agreements, the “2023 Synthetic Lease”) pursuant to which the Lessor will lease the Leased Property to Lessee for an initial term of 60 months. The Lease may be extended for up to an additional five years, in one-year or longer annual periods, with each renewal subject to approval by the Participants. The 2023 Synthetic Lease requires Lessee to pay basic rent on the scheduled payment dates in arrears in an amount equal to (a) a per annum rate equal to Term SOFR for the applicable payment period plus a 10 basis point spread adjustment plus an applicable margin equal to 250 basis points multiplied by (b) the portion of the lease balance not constituting the investment by Lessor in the Leased Property. In addition to basic rent, Lessee must pay all costs and expenses associated with the use or occupancy of the Leased Property, including without limitation, maintenance, insurance and certain indemnity payments. GAAP treatment of the synthetic lease refinancing transaction requires us to treat the assignment of the purchase option from Prior Lessor to Lessor as a deemed acquisition of the Leased Property due to the Company’s control of the Leased Property under GAAP at the time the assigned purchase option was exercised. Accordingly, the Company applied sale and leaseback accounting to the transfer of the property from the Prior Lessor to the Lessor. The transaction met the criteria of a “failed sale-leaseback” under GAAP, which required us to record an asset for the deemed acquisition and an equivalent financing liability that represents the cost to acquire the Leased Property. The asset of $100.0 million was recorded in property and equipment – net in the consolidated balance sheets. The financing liability of $100.0 million was recorded in accrued operating expenses (current) and other liabilities (noncurrent) in the consolidated balance sheets.

Concurrently with Lessor’s purchase of the Leased Property from Prior Lessor, the participation agreement and lease agreement associated with our former synthetic lease arrangement, in each case entered into on November 30, 2017, and most recently amended on September 21, 2022 (the “Prior Synthetic Lease”), were terminated effective on March 15, 2023. In connection with the termination of the Prior Synthetic Lease, the Company paid a termination fee of approximately $53.4 million to Prior Lessor using borrowings under the 2022 Credit Agreement. As a result of the termination of the Prior Synthetic Lease, the borrowing base under the 2022 Credit Agreement is no longer subject to a reserve for the outstanding balance under the Prior Synthetic Lease.

The Company, together with all of its direct and indirect subsidiaries that serve as guarantors under the 2022 Credit Agreement guarantee the payment and performance obligations under the 2023 Synthetic Lease. The obligations under the 2023 Synthetic Lease are also secured by a pledge of Lessee’s interest in the Leased Property. In addition, Lessee, no less frequently than annually, will be subject to a test (the “LTV Test”) that requires the ratio of (a) the adjusted lease balance minus any Lessee Letter of Credit (as defined below) to (b) the Leased Property’s fair market value to not be greater than 60 percent. If Lessee does not comply with the LTV Test, Lessee must deliver or adjust a letter of credit in favor of the Collateral Agent (“Lessee Letter of Credit”) in an amount necessary to comply with the LTV Test. The 2023 Synthetic Lease also contains customary representations and warranties, covenants and events of default.

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

If an event of default occurs under the Lease, Lessor generally has the right to recover the adjusted lease balance and certain other costs and amounts payable under the 2023 Synthetic Lease and, following such payment, Lessee would be entitled to receive ownership in the Leased Property from Lessor.

The 2023 Synthetic Lease related to our Apple Valley, CA distribution center was terminated and paid off on August 25, 2023 in connection with the closing of the sale and leaseback transactions described in more detail in Note 10 - Subsequent Event.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
No adjustments were required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share for all periods presented. At July 29, 2023, performance share units that vest based on relative total shareholder return (“TSR PSUs” - see Note 5 - Share Based Plans for a more detailed description of these awards) and shareholder value creation awards (“SVCA PSUs” - see Note 5 - Share Based Plans for a more detailed description of these awards) were excluded from our computation of earnings (loss) per share because the minimum applicable performance conditions had not been attained. Antidilutive restricted stock units (“RSUs”), performance share units (“PSUs”), SVCA PSUs, and TSR PSUs are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The aggregate number of RSUs, PSUs, SVCA PSUs, and TSR PSUs that were antidilutive, as determined under the treasury stock method, was 1.7 million and 0.6 million for the second quarter of 2023 and the second quarter of 2022, respectively, and 1.3 million and 0.4 million for the year-to-date 2023 and the year-to-date 2022, respectively. Due to the net loss recorded in each respective period presented in the consolidated statements of operations, any potentially dilutive shares were excluded from the denominator in computing diluted earnings (loss) per common share for the second quarter of 2023, second quarter of 2022, the year-to-date 2023, and the year-to-date 2022.

Share Repurchase Programs
On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares (“2021 Repurchase Authorization”). Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions, our compliance with the terms of the 2022 Credit Agreement, and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the second quarter of 2023, second quarter of 2022, the year-to-date 2023, and the year-to-date 2022, no shares were repurchased under the 2021 Repurchase Authorization. As of July 29, 2023, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

Purchases of common shares reported in the consolidated statements of shareholders’ equity include shares acquired to satisfy income tax withholdings associated with the vesting of share-based awards.

Dividends
The Company declared and paid cash dividends per common share during the quarterly periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2023:		(In thousands)	(In thousands)
First quarter	$0.30	$9,116	$9,587
Second quarter	—	(119)	153
Total	$0.30	$8,997	$9,740

The amount of dividends declared may vary from the amount of dividends paid in a period due to the vesting of share-based awards. Furthermore, dividends declared may fluctuate on a periodic basis due to the forfeiture of unpaid dividends associated with unvested share-based awards. On May 23, 2023, our Board of Directors suspended the Company’s quarterly cash dividend. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

NOTE 5 – SHARE-BASED PLANS

We have issued RSUs, PSUs, SVCA PSUs, and TSR PSUs under our shareholder-approved equity compensation plans. We recognized share-based compensation expense of $4.4 million and $3.9 million in the second quarter of 2023 and the second quarter of 2022, respectively, and $8.5 million and $7.5 million for the year-to-date 2023 and the year-to-date 2022, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested RSU activity for the year-to-date 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested RSUs at January 28, 2023	875,503	$34.75
Granted	1,354,505	$13.40
Vested	(308,051)	$29.28
Forfeited	(45,949)	$29.99
Outstanding non-vested RSUs at April 29, 2023	1,876,008	$20.35
Granted	228,662	$8.71
Vested	(58,823)	$31.28
Forfeited	(63,066)	$20.12
Outstanding non-vested RSUs at July 29, 2023	1,982,781	$18.68

The non-vested RSUs granted in the year-to-date 2023 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if the grantee remains employed by us through the vesting dates. The RSUs granted in 2023 have no required financial performance objectives.

Non-vested Restricted Stock Units Granted to Non-Employee Directors
In the second quarter of 2023, 46,937 common shares underlying the restricted stock units granted in 2022 to the non-employee directors vested on the trading day immediately preceding our 2023 Annual Meeting of Shareholders (“2023 Annual Meeting”). These units were part of the annual compensation of the non-employee directors of the Board. In the second quarter of 2023, the chairman of our Board received an annual restricted stock unit grant having a grant date fair value of approximately $245,000 and the remaining non-employees elected to our Board at our 2023 Annual Meeting each received an annual restricted stock unit grant having a grant date fair value of approximately $145,000. The 2023 restricted stock units will vest on the earlier of (1) the trading day immediately preceding our 2024 Annual Meeting of Shareholders, or (2) the non-employee director’s death or disability. However, the non-employee directors will forfeit their restricted stock units if their service on the Board terminates before either vesting event occurs.

Performance Share Units
In the year-to-date 2023, we issued PSUs to certain members of management, which will vest if certain minimum financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. The minimum financial performance objectives will be established for each fiscal year within the three-year performance period and are generally approved by the Human Capital and Compensation Committee of our Board of Directors during the first quarter of the respective fiscal year. Based on the uncertain macroeconomic environment and a wide range of potential outcomes, the Committee chose to defer establishment of the financial performance objectives for 2023 to later in the fiscal year.

In the third quarter of 2023, the Committee established the financial performance objectives for the 2023 fiscal year, which apply to the 2021 PSUs, 2022 PSUs, and the 2023 PSUs awards.

The 2023 PSU awards were issued with three distinct annual minimum financial performance objectives. The annual minimum financial performance objectives for the fiscal years 2024 and 2025 are expected to be set at the beginning of each of the respective fiscal years. As a result of the process used to establish the minimum financial performance objectives, we may meet the requirements for establishing a grant date for the 2023 PSUs when we communicate the financial performance objectives for 2023 to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. If we meet the applicable minimum threshold financial performance objectives in any of the three performance periods and the grantee remains employed by us through the end of the performance period, the PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the three-year performance period.

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

In 2022 and the year-to-date 2023, we also awarded TSR PSUs to certain members of management, which vest based on the achievement of total shareholder return (“TSR”) targets relative to a peer group over a three-year performance period and require the grantee to remain employed by us through the end of the performance period. If we meet the applicable performance thresholds over the three-year performance period and the grantee remains employed by us through the end of the performance period, the TSR PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period. We use a Monte Carlo simulation to estimate the fair value of the TSR PSUs on the grant date and recognize expense over the service period. The TSR PSUs have a contractual period of three years.

The number of shares distributed upon vesting of the TSR PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Human Capital and Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of TSR PSUs granted, as defined in the award agreement.

In the year-to-date 2023, we also awarded SVCA PSUs to certain members of management, which vest based on the achievement of multiple share price performance goals over a three-year contractual term and require the grantee to remain employed by us through the end of the contractual term. We use a Monte Carlo simulation to estimate the fair value of the SVCA PSUs on the grant date and recognize expense ratably over the service period. If we meet the applicable performance thresholds over the three-year performance period and the grantee remains employed by us through the end of the contractual term, the SVCA PSUs will vest at the end of the contractual term. If the share price performance goals applicable to the SVCA PSUs are not achieved prior to expiration, the unvested portion of the awards will be forfeited.

We have begun or expect to begin recognizing expense related to PSUs, TSR PSUs, and SVCA PSUs as follows:

Issue Year	PSU Category	Outstanding Units at July 29, 2023	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2021	PSU	121,123	August 2023		Fiscal 2023
2022	TSR PSU	55,144	Fiscal 2022		Fiscal 2022 - 2024
2022	PSU	220,618		March 2024	Fiscal 2024
2023	PSU	475,548	August 2023	March 2024 and 2025	Fiscal 2023 - 2025
2023	TSR PSU	118,881	March 2023		Fiscal 2023 - 2025
2023	SVCA PSU	554,031	March 2023		Fiscal 2023 - 2025
Total		1,545,345

We recognized $0.4 million and $0.3 million of share-based compensation expense related to SVCA PSUs and TSR PSUs in the second quarter of 2023 and the second quarter of 2022, respectively, and $0.8 million and $0.4 million of share-based compensation expense related to SVCA PSUs and TSR PSUs in the year-to-date 2023 and the year-to-date 2022, respectively. As of July 29, 2023, financial performance objectives have not been set for the 2021 PSUs, 2022 PSUs, and the 2023 PSUs. As a result, there were no PSUs outstanding at July 29, 2023.

The following table summarizes the activity related to TSR PSUs and SVCA PSUs for the year-to-date 2023:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding TSR PSUs and SVCA PSUs at January 28, 2023	60,924	$55.76
Granted	712,293	$4.82
Vested	—	$—
Forfeited	(5,750)	$24.36
Outstanding TSR PSUs and SVCA PSUs at April 29, 2023	767,467	$8.90
Granted	12,733	$4.28
Vested	—	$—
Forfeited	(52,144)	$8.50
Outstanding TSR PSUs and SVCA PSUs at July 29, 2023	728,056	$8.66

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-to-Date
(In thousands)	2023	2022	2023	2022
Total fair value of restricted stock vested	$458	$1,289	$3,868	$13,920
Total fair value of performance shares vested	$—	$—	$—	$13,753

The total unearned compensation expense related to all share-based awards outstanding, excluding PSUs issued in 2021, 2022, and 2023, at July 29, 2023, was approximately $30.8 million. We expect to recognize this compensation cost through June 2026 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.2 years from July 29, 2023.

NOTE 6 – INCOME TAXES

The provision for income taxes was based on a current estimate of the annual effective tax rate, adjusted to reflect the effect of discrete items.

For the year-to-date 2023, the Company determined it could estimate the effective income tax rate with sufficient precision. Therefore, the income tax expense (benefit) was based on the estimated annual effective tax rate, adjusted to reflect the effect of discrete items.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through August 3, 2024, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $2.0 million. Actual results may differ materially from this estimate.

We record income tax expense, income tax receivable, and deferred tax assets and related liabilities based on management’s best estimates. Additionally, we assess the likelihood of realizing the benefits of our deferred tax assets. Our ability to recover these deferred tax assets depends on several factors, including our ability to project future taxable income. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As a result of the losses recorded in fiscal 2022 and year-to-date 2023, our cumulative three-year results are in a loss position as of July 29, 2023, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. As a result, as of July 29, 2023 a valuation allowance has been recognized as a reserve on the total deferred tax asset balance due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. Valuation allowances recorded on deferred taxes were $147.9 million and $0.0 million in the second quarter of 2023 and the second quarter of 2022, respectively, and $147.9 million and $0.0 million in the year-to-date 2023 and year-to-date 2022, respectively.

NOTE 7 – CONTINGENCIES

California Wage and Hour Matters
We have defended several wage and hour matters in California. The cases were brought by various current and/or former California associates alleging various violations of California wage and hour laws. During the second quarter of 2023, we determined an incremental loss from the wage and hour matters was probable and we increased our accrual for litigation by recording an additional $0.9 million charge as our settlement accrual for these matters in aggregate. At July 29, 2023, our remaining accrual for California wage and hour matters was $0.9 million.

Other Legal Proceedings
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

The following table presents net sales data by merchandise category:

	Second Quarter		Year-to-Date
(In thousands)	2023	2022	2023	2022
Furniture	$263,720	$322,744	$575,864	$746,003
Seasonal	244,359	331,299	421,367	565,470
Food	159,171	172,513	323,991	349,133
Soft Home	143,926	163,672	285,806	333,338
Consumables	135,197	151,989	270,964	309,223
Apparel, Electronics, & Other	116,592	115,870	232,288	238,905
Hard Home	76,396	88,134	152,658	178,863
Net sales	$1,139,361	$1,346,221	$2,262,938	$2,720,935

NOTE 9 – SUPPLIER FINANCE PROGRAM

We facilitate a voluntary supply chain finance (“SCF”) program through a participating financial institution. This SCF program enables our suppliers to sell their receivables due from the Company to a participating financial institution at their discretion. As of July 29, 2023, the SCF program had a $55.0 million revolving capacity. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the SCF program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program.

The amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included within the accounts payable on our consolidated balance sheets. Amounts under the SCF program included within accounts payable were $17.6 million and $35.4 million as of July 29, 2023, and January 28, 2023, respectively. Payments made under the SCF program to the financial institution, like payments of other accounts payable, are a reduction to our operating cash flow.

As of August 1, 2023, the SCF program had a $0.0 million revolving capacity for new commitments as the previous participating financial institution is no longer participating in the SCF program. All outstanding commitments as of August 1, 2023, will be fulfilled under the original terms of the SCF program. As of September 1, 2023, a new participating financial institution has agreed to participate in the SCF program. As of September 1, 2023, the SCF program had a revolving capacity of approximately $30.0 million. All other terms except for the revolving capacity, under the SCF program will remain substantially similar under the new participating financial institution.

NOTE 10 – SUBSEQUENT EVENT

On August 25, 2023, we simultaneously terminated the Synthetic Lease for our Apple Valley, CA distribution center (“AVDC”), took title to the AVDC property and completed sale and leaseback transactions for the AVDC and 22 owned store locations (“SLB Stores”). The transactions, which were completed with the same buyer-lessor of our four other regional distribution centers, also included a five-year extension of the lease for our Columbus, OH distribution center (“CODC”). The aggregate gross cash consideration received in the transaction was $300.1 million, which we used to pay transaction expenses, fully pay off the 2023 Synthetic Lease for approximately $101 million and repay borrowings under the 2022 Credit Agreement. The accounting treatment for these transactions has not yet been finalized; however, our initial expectations are disclosed below.

We expect to allocate a portion of the cash consideration received to the extension of the lease for CODC and we expect that cash consideration to be treated as a lease incentive. We expect the remainder of the cash consideration received to be allocated to the sale-leaseback transactions. In accordance with sale-leaseback accounting guidelines, the remaining cash received will be compared, on an individual property basis, to the fair market value of the properties. Any property sales determined to be above-market sales will give rise to an aggregate off-market adjustment liability, with any below market sales resulting in an aggregate off-market adjustment to net proceeds on the sale and a corresponding increase in prepaid rent associated with the leases. The aggregate net book value of AVDC and the SLB Stores assets was approximately $122.0 million as of July 29, 2023. As a result, we expect to record a significant gain on the sale of assets in the third quarter of 2023.

We expect that the leases we entered into with the buyer-lessor will be treated as operating leases, in which case we would record the right of use assets within operating lease right of use asset in our consolidated balance sheets. For above-market transactions, expected future payments to the buyer-lessor would be allocated between the lease liability and the off-market adjustment liability. The leases will have an initial term of 20 years and multiple extension options. The purchase and sale agreement restricts us from drawing on the 2022 Credit Agreement for any purpose other than working capital, general corporate, operational requirements or capital expenditures for 180 days following the closing of the transactions unless our availability under the 2022 Credit agreement exceeds $500 million as of the end of a quarterly reporting period.

Our aggregate initial annual cash payments to the buyer-lessor for AVDC and the SLB stores are approximately $23 million and the payments will escalate two percent annually.

We currently expect to close sale and leaseback transactions with respect to two additional owned store locations in the third quarter of 2023, subject to due diligence and other customary closing conditions.

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

The following are the results from the second quarter of 2023 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2022:

•Net sales decreased $206.9 million, or 15.4%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce net sales, decreased $187.3 million, or 14.6%.
•Gross margin dollars decreased $62.6 million, while gross margin rate increased 40 basis points to 33.0% of net sales.
•Selling and administrative expenses decreased $53.7 million to $456.7 million. As a percentage of net sales, selling and administrative expenses increased 220 basis points to 40.1% of net sales.
•Included within our selling and administrative expenses were contract termination costs and other related expenses associated with closure of our forward distribution centers (“FDCs”) of $2.0 million. Included in depreciation expense was $7.0 million related to accelerated depreciation due to the closure of FDCs.
•Also included within our selling and administrative expenses was a gain on sale of real estate and related expenses of $3.4 million.
•Also included within our selling and administrative expenses were fees related to cost reduction and productivity initiatives of $5.4 million.
•Operating loss rate increased 260 basis points to (10.7)%.
•Income tax expense (benefit) increased $145.2 million from an income tax benefit of $28.6 million in the second quarter of 2022 to income tax expense of $116.6 million in the second quarter of 2023. The increase in expense was primarily due to a valuation allowance recorded on our deferred tax assets of $147.9 million.
•Diluted loss per share increased to $(8.56) per share in the second quarter of 2023 from $(2.91) per share in the second quarter of 2022.
•Inventory decreased by 15.2%, or $175.8 million, from $1,159.0 million at the end of the second quarter of 2022 to $983.2 million at the end of the second quarter of 2023. This decrease is primarily due to a 5% decrease in average unit cost of on hand inventory, and a 6% decrease in units on hand.
•On May 23, 2023, our Board of Directors suspended the Company’s quarterly cash dividend. As a result, we did not declare, or pay, a quarterly cash dividend in the second quarter of 2023; compared to the quarterly cash dividend of $0.30 per common share paid in the second quarter of 2022.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2023 and the year-to-date 2022:

	2023	2022
Stores open at the beginning of the fiscal year	1,425	1,431
Stores opened during the period	4	18
Stores closed during the period	(7)	(7)
Stores open at the end of the period	1,422	1,442

We expect our store count at the end of 2023 to decrease by over 35 stores compared to our store count at the end of 2022.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income (loss) as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	67.0	67.4	66.0	65.3
Gross margin	33.0	32.6	34.0	34.7
Selling and administrative expenses	40.1	37.9	47.4	36.4
Depreciation expense	3.6	2.8	3.4	2.7
Operating loss	(10.7)	(8.1)	(16.9)	(4.5)
Interest expense	(1.0)	(0.3)	(0.9)	(0.2)
Other income (expense)	0.0	0.0	0.0	0.0
Loss before income taxes	(11.7)	(8.4)	(17.8)	(4.7)
Income tax expense (benefit)	10.2	(2.1)	2.3	(1.2)
Net loss and comprehensive loss	(21.9)%	(6.3)%	(20.1)%	(3.5)%

SECOND QUARTER OF 2023 COMPARED TO SECOND QUARTER OF 2022

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the second quarter of 2023 compared to the second quarter of 2022 were as follows:

Second Quarter
($ in thousands)	2023		2022		Change		Comps
Furniture	$263,720	23.2%	$322,744	24.0%	$(59,024)	(18.3)%	(18.5)%
Seasonal	244,359	21.4	331,299	24.6	(86,940)	(26.2)	(26.2)
Food	159,171	14.0	172,513	12.8	(13,342)	(7.7)	(5.2)
Soft Home	143,926	12.6	163,672	12.2	(19,746)	(12.1)	(11.5)
Consumables	135,197	11.9	151,989	11.3	(16,792)	(11.0)	(7.4)
Apparel, Electronics, & Other	116,592	10.2	115,870	8.6	722	0.6	0.5
Hard Home	76,396	6.7	88,134	6.5	(11,738)	(13.3)	(11.8)
Net sales	$1,139,361	100.0%	$1,346,221	100.0%	$(206,860)	(15.4)%	(14.6)%

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

Net sales decreased $206.9 million, or 15.4%, to $1,139.4 million in the second quarter of 2023, compared to $1,346.2 million in the second quarter of 2022. The decrease in net sales was primarily driven by a 14.6% decrease in our comps, which decreased net sales by $187.3 million and our non-comparable sales, which decreased net sales by $19.6 million, driven by the net decrease of 20 stores since the second quarter of 2022. Our comps are calculated based on the results of all stores that were open at least fifteen months plus our e-commerce net sales.

Our decreased net sales and comps in the second quarter of 2023 were significantly impacted by macro economic pressures on our customers, which has negatively impacted the discretionary spending of our customers, particularly with respect to large-ticket Furniture and Seasonal products.

In the second quarter of 2023, we experienced decreased comps and net sales in all of our merchandise categories, except Apparel, Electronics, & Other, where we experienced slightly positive comps and net sales. Our home products categories - Furniture, Seasonal, Soft Home, and Hard Home - were most impacted, as purchases from these categories are generally more discretionary. In the second quarter of 2023, our shortage of our Broyhill® branded product negatively impacted comps and sales for our home product categories, particularly Furniture. In November 2022, our largest Broyhill® furniture supplier, United Furniture, Inc., abruptly closed without prior notice to us, which resulted in an immediate shortage in Broyhill® inventory available for us to purchase. To mitigate the shortage while we sought new suppliers for Broyhill® furniture, we purchased replacement product from other suppliers, which has not performed as well as our Broyhill® branded product performed in the second quarter of 2022. In the latter part of the second quarter of 2023, our in-stock levels of Broyhill® branded product began to return to more normal levels and we experienced an improvement in Furniture sales trends, although Furniture sales continued to decline versus 2022. As discussed above, we believe that macro economic pressures significantly reduced our customer's discretionary spending, which led to the decreased net sales and comps in all our home products categories. We believe our Seasonal net sales and comps in the second quarter of 2023, particularly our lawn & garden and summer departments, were significantly impacted by the decrease in demand for large-ticket products, in addition to the aggressive category-specific promotional activity in the second quarter of 2022, which we did not repeat to the same degree in the second quarter of 2023.

Our Food and Consumables categories experienced decreases in comps and net sales in the second quarter of 2023. These categories performed slightly better than our home products categories as they are less sensitive to changes in discretionary spending.

Our Apparel, Electronics, & Other category experienced slight increases in net sales and comps largely driven by the success of our closeout offerings in the second quarter of 2023. We believe that the net sales of our Apparel, Electronics, & Other category benefited from our “Bargains, Treasures, and Essentials” merchandising strategy, as we continue to expand the lower entry-level price points in our product offering in the second quarter of 2023.

Gross Margin
Gross margin dollars decreased $62.6 million, or 14.3%, to $375.9 million for the second quarter of 2023, compared to $438.5 million for the second quarter of 2022. The decrease in gross margin dollars was due to a decrease in net sales, which decreased gross margin dollars by $67.4 million, partially offset by an increase in gross margin rate, which increased gross margin dollars by $4.8 million. Gross margin as a percentage of net sales increased 40 basis points to 33.0% in the second quarter of 2023 as compared to 32.6% in the second quarter of 2022. The gross margin rate increase was primarily due to lower inbound freight costs and a slightly lower shrink rate, partially offset by a higher markdown rate. Inbound freight costs continue to decline due to lower ocean carriage rates, lower fuel costs, and decreased inbound volume versus the second quarter of 2022. The lower shrink rate was primarily driven by improvements in unit and dollar loss in our 2023 physical inventory counts, partially offset by sales deleverage. The higher markdown rate was a result of the decline in sales in the second quarter of 2023 compared to the second quarter of 2022, as our markdown volume in the second quarter of 2023 was similar to the second quarter of 2022 as we continue to discount merchandise to drive store traffic and move through inventory.

Selling and Administrative Expenses
Selling and administrative expenses were $456.7 million for the second quarter of 2023, compared to $510.4 million for the second quarter of 2022. The decrease of $53.7 million in selling and administrative expenses was primarily driven by the absence of store asset impairment charges as compared to the second quarter of 2022 store asset impairment charges of $24.1 million resulting from a review of underperforming stores (see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the accompanying consolidated financial statements), a decrease in distribution and transportation costs of $18.1 million, decrease in store payroll expense of $5.8 million, and a decrease in store occupancy of $5.7 million. The decrease in distribution and transportation expenses was largely driven by the cessation of our FDC operations resulting in the absence of FDC operational costs as well as other supply chain cost-saving initiatives in the second quarter of 2023. The decrease in store payroll was driven by a lower store count compared to the second quarter of 2022 and an overall reduction in store headcount and payroll hours.

As a percentage of net sales, selling and administrative expenses increased 220 basis points to 40.1% for the second quarter of 2023 compared to 37.9% for the second quarter of 2022.

Depreciation Expense
Depreciation expense increased $4.1 million to $41.3 million in the second quarter of 2023, compared to $37.2 million in the second quarter of 2022. The increase in depreciation expense was driven by accelerated depreciation costs of $7.0 million related to the closure of our FDCs, partially offset by decreases in depreciation due to asset impairment charges recorded in the trailing twelve months and decreased capital expenditures in the trailing twelve months.

Depreciation expense as a percentage of sales increased 80 basis points compared to the second quarter of 2022.

Interest Expense
Interest expense was $11.2 million in the second quarter of 2023, compared to $3.9 million in the second quarter of 2022. The increase in interest expense was primarily driven by higher total average borrowings (including finance leases and the sale and leaseback financing liability) and an increase in our weighted average interest rate. We had total average borrowings of $637.8 million in the second quarter of 2023 compared to total average borrowings of $397.8 million in the second quarter of 2022. The increase in our weighted average interest rate throughout the second quarter of 2023 compared to the second quarter of 2022 was due to higher borrowing rates under our 2022 Credit Agreement. The increase in total average borrowings was driven by borrowings under our credit facilities in the second quarter of 2023 compared to the second quarter of 2022.

Other Income (Expense)
Other income (expense) was $0.0 million in the second quarter of 2023, compared to $0.3 million in the second quarter of 2022. The change was driven by the absence of diesel fuel derivatives in the second quarter of 2023 compared to the gains on our diesel fuel derivatives in second quarter of 2022.

Income Taxes
The effective income tax rate for the second quarter of 2023 and the second quarter of 2022 was (87.5%) and 25.4%, respectively. The change in the effective income tax rate was driven by a full valuation allowance of $147.9 million recorded against our deferred tax assets, partially offset by the effect of carry back employment related tax credits and state net operating losses to prior fiscal periods.

YEAR-TO-DATE 2023 COMPARED TO YEAR-TO-DATE 2022

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2023 and the year-to-date 2022, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2023 compared to the year-to-date 2022 were as follows:

Year-to-Date
($ in thousands)	2023		2022		Change		Comps
Furniture	$575,864	25.4%	$746,003	27.4%	$(170,139)	(22.8)%	(23.4)%
Seasonal	421,367	18.6	565,470	20.8	(144,103)	(25.5)	(25.6)
Food	323,991	14.3	349,133	12.8	(25,142)	(7.2)	(5.0)
Soft Home	285,806	12.6	333,338	12.2	(47,532)	(14.3)	(14.2)
Consumables	270,964	12.0	309,223	11.4	(38,259)	(12.4)	(9.3)
Apparel, Electronics, & Other	232,288	10.3	238,905	8.8	(6,617)	(2.8)	(3.3)
Hard Home	152,658	6.8	178,863	6.6	(26,205)	(14.7)	(13.7)
Net sales	$2,262,938	100.0%	$2,720,935	100.0%	$(457,997)	(16.8)%	(16.5)%

Net sales decreased $458.0 million, or 16.8%, to $2,262.9 million in the year-to-date 2023, compared to $2,720.9 million in the year-to-date 2022. The decrease in net sales was driven by a comp decrease of 16.5%, which decreased net sales by $425.8 million, and our non-comparable store sales which decreased net sales by $32.2 million, driven by the net decrease of 20 stores compared to the year-to-date 2022. Our decreased comps and net sales in the year-to-date 2023 were primarily due to decreased demand in the year-to-date 2023. The decrease in demand was significantly impacted by macro economic pressures on our customers, which has negatively impacted the discretionary spending of our customers, particularly with respect to large-ticket Furniture and Seasonal products. We believe the macro economic pressures led to the majority of the decrease in comps in the year-to-date 2023 with the remainder of decrease driven by promotions, weather, the shortage of our Broyhill® branded product, and other factors noted below.

In the year-to-date 2023, we experienced decreased comps and net sales in all of our merchandise categories. Our home products categories - Furniture, Seasonal, Soft Home, and Hard Home - were most impacted, as purchases from these categories are generally more discretionary. In the year-to-date 2023, the shortage of our Broyhill® branded product negatively impacted comps and sales for our home product categories, particularly Furniture. In November 2022, our largest Broyhill® furniture supplier, United Furniture, Inc., abruptly closed without prior notice to us, which resulted in an immediate shortage in Broyhill®

inventory available for us to purchase. To mitigate the shortage while we sought new suppliers for Broyhill® furniture, we purchased replacement product from other suppliers, which has not performed as well as our Broyhill® branded product performed in 2022. As discussed above, we believe that macro economic pressures significantly reduced our customer's discretionary spending, which led to the decreased net sales and comps in all our home products categories. We believe our Seasonal net sales and comps in the year-to-date 2023, particularly our lawn & garden and summer departments, were adversely impacted by later-arriving warm weather in many parts of the U.S. in the first quarter of 2023. Our Seasonal sales and comps were also significantly impacted by the aggressive category-specific promotional activity in the second quarter of 2022, which we did not repeat to the same degree in the second quarter of 2023.

While our Food and Consumables categories experienced decreased comps and net sales in the year-to-date 2023, these categories performed relatively better than our home products categories in the year-to-date 2023 as they are less sensitive to changes in discretionary spending.

Our Apparel, Electronics, & Other category experienced a decrease in comps and net sales as a result of the decreased discretionary spending in the year-to-date 2023, as discussed above. We believe that the relatively modest decline in the net sales of our Apparel, Electronics, & Other category compared to the declines experienced in our other merchandise categories was attributable to our closeout offerings in the year-to-date 2023. We have continued to expand our “Bargains, Treasures, and Essentials” merchandising strategy, which offers lower entry-level price points with name brand closeout offerings in the year-to-date 2023.

Gross Margin
Gross margin dollars decreased $174.7 million, or 18.5%, to $768.4 million for the year-to-date 2023, compared to $943.1 million for the year-to-date 2022. The decrease in gross margin dollars was due to a decrease in net sales, which decreased gross margin by $158.7 million and a decrease in gross margin rate, which decreased gross margin by $16.0 million. Gross margin as a percentage of net sales decreased 70 basis points to 34.0% in the year-to-date 2023, compared to 34.7% in the year-to-date 2022. The gross margin rate decrease was primarily a result of a higher markdown rate and a slightly higher shrink rate, partially offset by lower inbound freight costs. The higher markdown rate was a result of the decline in sales in the year-to-date 2023 compared to the year-to-date 2022, as our markdown volume in the year-to-date 2023 was similar to the year-to-date 2022 as we continue to discount merchandise to drive store traffic and move through slow moving Seasonal and home inventory categories. The slightly higher shrink rate was also driven by a cumulative adverse adjustment to our shrink accrual rate in the year-to-date 2023 as we projected better results for our 2023 physical inventory count results at the end of 2022 versus the actualized results in the year-to-date 2022. Inbound freight costs declined due to lower ocean carriage rates, lower fuel costs, and decreased inbound volume versus the year-to-date 2022.

Selling and Administrative Expenses
Selling and administrative expenses were $1,073.8 million for the year-to-date 2023, compared to $991.2 million for the year-to-date 2022. The increase of $82.6 million in selling and administrative expenses was driven by the increase in store asset impairment charges resulting from a review of underperforming stores (see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the accompanying consolidated financial statements) of $58.8 million, a lease payment related to the exit from our Prior Synthetic Lease of $53.6 million, termination costs and related expenses, related to the exit from our FDCs of $10.6 million, partially offset by a decrease in store payroll of $18.1 million, a decrease in store occupancy costs of $7.3 million, a gain on sale of real estate and related expenses of $7.2 million, and a decrease in other distribution and transportation costs.

As a percentage of net sales, selling and administrative expenses increased 1,100 basis points to 47.4% for the year-to-date 2023 compared to 36.4% for the year-to-date 2022.

Depreciation Expense
Depreciation expense increased $3.3 million to $77.9 million in the year-to-date 2023, compared to $74.6 million for the year-to-date 2022. The increase was driven by accelerated depreciation costs of $8.0 million related to the cessation of our FDC operations, partially offset by decreases due to asset impairment charges taken in the last twelve months and decreased capital expenditures in the last twelve months.

As a percentage of sales, depreciation expense increased by 70 basis points in the year-to-date 2023 compared to the year-to-date 2022.

Interest Expense
Interest expense was $20.3 million in the year-to-date 2023, compared to $6.7 million in the year-to-date 2022. The increase in interest expense was driven by higher total average borrowings (including finance leases and the sale and leaseback financing liability) and an increase in our weighted average interest rate. We had total average borrowings of $606.2 million in the year-to-date 2023 compared to $349.4 million in the year-to-date 2022. The increase in our weighted average interest rate throughout the year-to-date 2023 compared to the year-to-date 2022 was due to higher borrowing rates under our 2022 Credit Agreement. The increase in total average borrowings was driven by our borrowings under the 2022 Credit Agreement throughout the year-to-date 2023 compared to the year-to-date 2022.

Other Income (Expense)
Other income (expense) was $0.0 million in the year-to-date 2023, compared to $1.3 million in the year-to-date 2022. The change was driven by the absence of diesel fuel derivatives in the year-to-date 2023 compared to the gains on our diesel fuel derivatives in year-to-date 2022.

Income Taxes
The effective income tax rate for the year-to-date 2023 and the year-to-date 2022 was (13.0%) and 25.6%, respectively. The change in the effective income tax rate was driven by a full valuation allowance of $147.9 million recorded on our deferred assets, partially offset by the effect of carry back employment related tax credits and state net operating losses to prior fiscal periods.

Known Trends and 2023 Guidance
In fiscal 2023, the U.S. economy has continued to face macro-economic challenges including high inflation, which has adversely impacted the buying power of our customers. We expect the inflationary impacts will abate over time but will continue to negatively impact the discretionary spending of our customers, particularly with respect to high ticket products, in the third and fourth quarters of 2023. In addition, our business has been impacted by a post-COVID shift of consumer spending away from home categories, a shift that we also expect to abate over time. We have incorporated our current best estimate of these impacts into the guidance below.

As of August 29, 2023, we expect the following in the third quarter of 2023:
•a comparable sales decrease in the low teens compared to the third quarter of 2022, sequential improvement from the second quarter of 2023;
•gross margin rate improvement of approximately 200 basis points compared to the third quarter of 2022; and
•combined selling and administrative expenses and depreciation down single digits compared to the third quarter of 2022.

As of August 29, 2023, we expect the following in the fourth quarter of 2023:
•a comparable sales decrease in the high single digits compared to the fourth quarter of 2022, improvement from the third quarter of 2023; and
•gross margin rate above the fourth quarter of 2022, in the high 30s, driven by lower freight costs and cost savings initiatives.

Due to accumulated losses, we do not expect to recognize any tax benefit for the third quarter of 2023.

We are not currently providing earnings per share guidance for the third and fourth quarters of 2023. However, we do anticipate a loss in the third quarter of 2023.

For 2023, we expect capital expenditures of approximately $75 million.

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

The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default. In addition, the 2022 Credit Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.0 if (1) certain events of default occur and continue or (2) borrowing availability under the 2022 Credit Agreement is less than the greater of (a) 10% of the Maximum Credit Amount (as defined in the 2022 Credit Agreement) or (b) $67.5 million. Additionally, we are subject to cross-default provisions associated with the 2023 Synthetic Lease (as defined below). A violation of these covenants could result in a default under the 2022 Credit Agreement which could permit the lenders to restrict our ability to further access the 2022 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2022 Credit Agreement. At July 29, 2023, we were in compliance with the covenants of the 2022 Credit Agreement.

On March 15, 2023, AVDC, LLC (“Lessee”), a wholly-owned indirect subsidiary the Company, Bankers Commercial Corporation (“Lessor”), the rent assignees parties thereto (“Rent Assignees” and, together with Lessor, “Participants”), MUFG Bank, Ltd., as collateral agent for the Rent Assignees (in such capacity, “Collateral Agent”), and MUFG Bank, Ltd., as administrative agent for the Participants, entered into a Participation Agreement (the “Participation Agreement”), pursuant to which the Participants funded $100 million to Wachovia Service Corporation (“Prior Lessor”) to finance Lessor’s purchase of the land and building related to our Apple Valley, CA distribution center (“Leased Property”) from the Prior Lessor.

Also on March 15, 2023, we entered into a Lease Agreement and supplement to the Lease Agreement (collectively, the “Lease” and together with the Participation Agreement and related agreements, the “2023 Synthetic Lease”) pursuant to which the Lessor will lease the Leased Property to Lessee for an initial term of 60 months. The Lease may be extended for up to an additional five years, in one-year or longer annual periods, with each renewal subject to approval by the Participants. The 2023 Synthetic Lease requires Lessee to pay basic rent on the scheduled payment dates in arrears in an amount equal to (a) a per annum rate equal to Term SOFR for the applicable payment period plus a 10 basis point spread adjustment plus an applicable margin equal to 250 basis points multiplied by (b) the portion of the lease balance not constituting the investment by Lessor in the Leased Property. In addition to basic rent, Lessee must pay all costs and expenses associated with the use or occupancy of the Leased Property, including without limitation, maintenance, insurance and certain indemnity payments. The Company will also be responsible for break-funding costs, annual lease administration fees and increased costs. GAAP treatment of the synthetic lease refinancing transaction requires us to treat the assignment of the purchase option from Prior Lessor to Lessor as a deemed acquisition of the Leased Property due to the Company’s control of the Leased Property under GAAP at the time the assigned purchase option was exercised. Accordingly, the Company applied sale and leaseback accounting to the transfer of the property from the Prior Lessor to the Lessor. The transaction met the criteria of a “failed sale-leaseback” under GAAP, which required us to record an asset for the deemed acquisition and an equivalent financing liability that represents the cost to acquire the Leased Property. The asset of $100.0 million was recorded in property and equipment – net in the consolidated balance sheets. The financing liability of $100.0 million was recorded in accrued operating expenses (current) and other liabilities (noncurrent) in the consolidated balance sheets.

Concurrently with Lessor’s purchase of the Leased Property from Prior Lessor, the participation agreement and lease agreement associated with our former synthetic lease arrangement, in each case entered into on November 30, 2017, and most recently amended on September 21, 2022 (the “Prior Synthetic Lease”), were terminated effective on March 15, 2023. In connection with the termination of the Prior Synthetic Lease, the Company paid a termination fee of approximately $53.4 million to Prior Lessor using borrowings under the 2022 Credit Agreement. As a result of the termination of the Prior Synthetic Lease, the borrowing base under the 2022 Credit Agreement is no longer subject to a reserve for the outstanding balance under the Prior Synthetic Lease.

The Company, together with all of its direct and indirect subsidiaries that serve as guarantors under the 2022 Credit Agreement guarantee the payment and performance obligations under the 2023 Synthetic Lease. The obligations under the 2023 Synthetic Lease are also secured by a pledge of Lessee’s interest in the Leased Property. In addition, Lessee, no less frequently than annually, will be subject to a test (the “LTV Test”) that requires the ratio of (a) the adjusted lease balance minus any Lessee Letter of Credit (as defined below) to (b) the Leased Property’s fair market value to not be greater than 60 percent. If Lessee does not comply with the LTV Test, Lessee must deliver or adjust a letter of credit in favor of the Collateral Agent (“Lessee Letter of Credit”) in an amount necessary to comply with the LTV Test. The 2023 Synthetic Lease also contains customary representations and warranties, covenants and events of default.

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

If an event of default occurs under the Lease, Lessor generally has the right to recover the adjusted lease balance and certain other costs and amounts payable under the 2023 Synthetic Lease and, following such payment, Lessee would be entitled to receive ownership in the Leased Property from Lessor.

As of July 29, 2023, we had a Borrowing Base (as defined under the 2022 Credit Agreement) of $829.4 million under the 2022 Credit Agreement. At July 29, 2023, we had $493.2 million in borrowings outstanding under the 2022 Credit Agreement and $41.2 million committed to outstanding letters of credit, leaving $295.0 million available under the 2022 Credit Agreement, subject to certain borrowing base limitations as further discussed above. At July 29, 2023, we had $212.1 million available under the 2022 Credit Agreement, net of the borrowing base limitations discussed above.

The primary source of our liquidity is cash flows from operations and borrowings under our credit facility as necessary. Our net loss and, consequently, our cash used in operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Historically, our cash provided by operations typically peaks in the fourth quarter of each fiscal year due to net sales generated during the holiday selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter as we build our inventory levels prior to the holiday selling season. We have historically funded those requirements with cash provided by operations and borrowings under our credit facility. Cash requirements include, among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments. Given our anticipated cash needs, we expect to utilize borrowings under the 2022 Credit Agreement throughout the remainder of 2023 to fund our cash requirements. On August 25, 2023, we simultaneously terminated the 2023 Synthetic Lease for our Apple Valley, CA distribution center (“AVDC”) and completed sale and leaseback transactions for the AVDC and 22 owned store locations (“SLB Stores”). The aggregate gross cash consideration received in the sale and leaseback transactions was $300.1 million, which we used to pay transaction expenses, pay off the 2023 Synthetic Lease for approximately $101 million and repay borrowings under the 2022 Credit Agreement. In addition to the liquidity generated by the sale and leaseback transactions, the Company has also engaged external partners to monetize assets, primarily consisting of its remaining owned real estate properties, and to identify savings opportunities of up to $200 million which are expected to be realized within cost of goods sold, advertising expense and other selling and administrative expenses.

Based on historical and expected financial results, we believe that we have, or have the ability to obtain adequate resources to fund our cash requirements for the foreseeable future, including ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares under the 2021 Repurchase Authorization. Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions, our compliance with the terms of the 2022 Credit Agreement, and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the second quarter of 2023, we did not purchase any shares under the 2021 Repurchase Authorization. As of July 29, 2023, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

On May 23, 2023, our Board of Directors suspended the Company’s quarterly cash dividend. The declaration of any future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

In the year-to-date 2023, we paid approximately $9.7 million in dividends compared to $19.5 million in the year-to-date 2022. The decrease in dividends paid was due to the suspension of the Company’s quarterly cash dividend in the second quarter of 2023, which resulted in one dividend paid in the year-to-date 2023 compared to two dividends paid in the year-to-date 2022.

The following table compares the primary components of our cash flows from the year-to-date 2023 compared to the year-to-date 2022:

(In thousands)	2023	2022	Change
Net cash used in operating activities	$(150,611)	$(135,409)	$(15,202)
Net cash used in investing activities	(20,378)	(86,872)	66,494
Net cash provided by financing activities	$172,293	$217,703	$(45,410)

Cash used in operating activities increased $15.2 million to $150.6 million in the year-to-date 2023 compared to $135.4 million in the year-to-date 2022. The increase was primarily due to an increase in net loss after adjusting for non-cash activities such as non-cash valuation allowance on deferred tax assets, non-cash impairment charge, non-cash lease expense, and the decrease in operating lease liabilities related to the refinance of the AVDC synthetic lease. This increase was partially offset by the combined impact of the change in inventory and accounts payable balances, driven by the decrease in inventory purchase volumes.

Cash used in investing activities decreased by $66.5 million to $20.4 million in the year-to-date 2023 compared to $86.9 million in the year-to-date 2022. The decrease was driven by a decrease in capital expenditures, which was primarily due to decreased investments in new stores and other strategic initiatives.

Cash provided by financing activities decreased by $45.4 million to $172.3 million in the year-to-date 2023 compared to $217.7 million in the year-to-date 2022. The decrease was driven by a reduction in net proceeds from long-term debt due to borrowings under the 2022 Credit Agreement to fund working capital requirements, partially offset by a decrease in dividends paid due to the absence of a dividend payment in the second quarter of 2023 and a decrease in payment for treasury shares acquired. The decrease in payment for treasury shares acquired was due to a decrease in shares withheld for income taxes related to the vesting of share-based awards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on borrowings under the 2022 Credit Agreement. We had $493.2 million of borrowings under the 2022 Credit Agreement at July 29, 2023. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $4.9 million.

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

Item 1A. Risk Factors

During the second quarter of 2023, there were no material changes to the risk factors previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 30, 2023 - May 27, 2023	2	$8.37	—	159,425
May 28, 2023 - June 24, 2023	3	6.44	—	159,425
June 25, 2023 - July 29, 2023	1	8.71	—	159,425
Total	6	$7.58	—	159,425

(1)     In May, June, and July 2023, in connection with the vesting of certain outstanding RSUs, we acquired 2,349, 2,848, and 1,256 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.
(2)     The 2021 Repurchase Authorization is comprised of a December 1, 2021, authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares. During the second quarter of 2023, we had no repurchases under the 2021 Repurchase Authorization. At July 29, 2023, the 2021 Repurchase Authorization had $159.4 million of remaining authorization. The 2021 Repurchase Authorization has no scheduled termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Certain portions of the exhibits marked with an asterisk (#) have been excluded from the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Exhibit No.	Document

10.1	Participation Agreement, dated March 15, 2023, by and among AVDC, LLC, the Lessee, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q dated June 7, 2023).
10.2	Lease Agreement, dated March 15, 2023, by and among AVDC, LLC, the Lessee, and the Banks named therein (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q dated June 7, 2023).
10.3	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.3 to our Form 8-K dated March 16, 2023).
10.4	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.4 to our Form 8-K dated March 16, 2023).
10.5
Lease Agreement dated August 25, 2023, between BLBO Tenant, LLC and Big AVCA Owner LLC relating to the registrant’s distribution center located in Apple Valley, California (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 31, 2023).

10.6
Lease Amendment dated August 25, 2023, between Big Lots Stores, LLC and BigCOOH002 LLC relating to the registrant’s distribution center located in Columbus, Ohio (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated August 31, 2023).

10.7*#	Agreement for Purchase and Sale of Real Property, dated July 30, 2023, by and among Big Lots, Inc. as the Seller and the Buyers named therein.
10.8*#	First Amendment to the Agreement for Purchase and Sale of Real Property, dated July 31, 2023, by and among Big Lots, Inc. as the Seller and the Buyers named therein.
10.9*#	Second Amendment to the Agreement for Purchase and Sale of Real Property, dated August 4, 2023, by and among Big Lots, Inc. as the Seller and the Buyers named therein.
10.10*#	Third Amendment to the Agreement for Purchase and Sale of Real Property, dated August 15, 2023, by and among Big Lots, Inc. as the Seller and the Buyers named therein.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 6, 2023

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)