Form 10-Q
period 2023-10-28
BIG LOTS INC
filed 2023-12-06
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of December 1, 2023, was 29,216,556.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 28, 2023

		Page
Part I. Financial Information		2

Item 1.	Financial Statements (Unaudited)	2

a)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-nine Weeks Ended October 28, 2023 and October 29, 2022	2

b)	Consolidated Balance Sheets at October 28, 2023 and January 28, 2023	3

c)	Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-nine Weeks Ended October 28, 2023 and October 29, 2022	4

d)	Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended October 28, 2023 and October 29, 2022	5

e)	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II. Other Information		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signature		30

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$1,026,677	$1,204,281	$3,289,615	$3,925,216
Cost of sales (exclusive of depreciation expense shown separately below)	652,862	794,821	2,147,447	2,572,614
Gross margin	373,815	409,460	1,142,168	1,352,602
Selling and administrative expenses	525,730	503,016	1,606,678	1,495,848
Depreciation expense	33,122	37,255	110,986	111,808
Gain on sale of real estate	(204,719)	—	(211,912)	(1,609)
Operating income (loss)	19,682	(130,811)	(363,584)	(253,445)
Interest expense	(13,592)	(6,256)	(33,916)	(12,910)
Other income (expense)	—	62	5	1,359
Income (loss) before income taxes	6,090	(137,005)	(397,495)	(264,996)
Income tax expense (benefit)	1,347	(33,992)	53,672	(66,751)
Net income (loss) and comprehensive income (loss)	$4,743	$(103,013)	$(451,167)	$(198,245)

Earnings (loss) per common share
Basic	$0.16	$(3.56)	$(15.49)	$(6.88)
Diluted	$0.16	$(3.56)	$(15.49)	$(6.88)

Weighted-average common shares outstanding
Basic	29,204	28,943	29,132	28,828
Dilutive effect of share-based awards	96	—	—	—
Diluted	29,300	28,943	29,132	28,828

Cash dividends declared per common share	$—	$0.30	$0.30	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	October 28, 2023	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$46,594	$44,730
Inventories	1,177,346	1,147,949
Other current assets	89,747	92,635
Total current assets	1,313,687	1,285,314
Operating lease right-of-use assets	1,695,005	1,619,756
Property and equipment - net	578,543	691,111
Deferred income taxes	—	56,301
Other assets	38,254	38,449
Total assets	$3,625,489	$3,690,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$408,273	$421,680
Current operating lease liabilities	237,098	252,320
Property, payroll, and other taxes	77,194	71,274
Accrued operating expenses	119,703	111,752
Insurance reserves	35,187	35,871
Accrued salaries and wages	33,809	26,112
Income taxes payable	912	845
Total current liabilities	912,176	919,854
Long-term debt	533,000	301,400
Noncurrent operating lease liabilities	1,674,314	1,514,009
Deferred income taxes	1,310	—
Insurance reserves	57,277	58,613
Unrecognized tax benefits	8,604	8,091
Other liabilities	125,605	125,057
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 29,215 shares and 28,959 shares, respectively	1,175	1,175
Treasury shares - 88,280 shares and 88,536 shares, respectively, at cost	(3,092,464)	(3,105,175)
Additional paid-in capital	623,038	627,714
Retained earnings	2,781,454	3,240,193
Total shareholders’ equity	313,203	763,907
Total liabilities and shareholders’ equity	$3,625,489	$3,690,931

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended October 29, 2022
Balance - July 30, 2022	28,932	$1,175	88,563	$(3,106,360)	$621,925	$3,373,987	$890,727
Comprehensive loss	—	—	—	—	—	(103,013)	(103,013)
Dividends declared ($0.30 per share)	—	—	—	—	—	(9,196)	(9,196)
Purchases of common shares	(9)	—	9	(190)	—	—	(190)
Restricted shares vested	20	—	(20)	718	(718)	—	—
Performance shares vested	6	—	(6)	215	(215)	—	—
Share-based compensation expense	—	—	—	—	3,902	—	3,902
Balance - October 29, 2022	28,949	$1,175	88,546	$(3,105,617)	$624,894	$3,261,778	$782,230

Thirty-nine Weeks Ended October 29, 2022
Balance - January 29, 2022	28,476	$1,175	89,019	$(3,121,602)	$640,522	$3,487,268	$1,007,363
Comprehensive loss	—	—	—	—	—	(198,245)	(198,245)
Dividends declared ($0.90 per share)	—	—	—	—	—	(27,245)	(27,245)
Purchases of common shares	(298)	—	298	(11,070)	—	—	(11,070)
Restricted shares vested	424	—	(424)	14,888	(14,888)	—	—
Performance shares vested	347	—	(347)	12,167	(12,167)	—	—
Share-based compensation expense	—	—	—	—	11,427	—	11,427
Balance - October 29, 2022	28,949	$1,175	88,546	$(3,105,617)	$624,894	$3,261,778	$782,230

Thirteen Weeks Ended October 28, 2023
Balance - July 29, 2023	29,192	$1,175	88,303	$(3,093,779)	$623,347	$2,775,286	$306,029
Comprehensive income	—	—	—	—	—	4,743	4,743
Dividends declared ($0.00 per share)	—	—	—	—	—	1,425	1,425
Purchases of common shares	(17)	—	17	(96)	—	—	(96)
Restricted shares vested	40	—	(40)	1,411	(1,411)	—	—
Share-based compensation expense	—	—	—	—	1,102	—	1,102
Balance - October 28, 2023	29,215	$1,175	88,280	$(3,092,464)	$623,038	$2,781,454	$313,203

Thirty-nine Weeks Ended October 28, 2023
Balance - January 28, 2023	28,959	$1,175	88,536	$(3,105,175)	$627,714	$3,240,193	$763,907
Comprehensive loss	—	—	—	—	—	(451,167)	(451,167)
Dividends declared ($0.30 per share)	—	—	—	—	—	(7,572)	(7,572)
Purchases of common shares	(151)	—	151	(1,562)	—	—	(1,562)
Restricted shares vested	407	—	(407)	14,273	(14,273)	—	—
Share-based compensation expense	—	—	—	—	9,597	—	9,597
Balance - October 28, 2023	29,215	$1,175	88,280	$(3,092,464)	$623,038	$2,781,454	$313,203

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirty-nine Weeks Ended
	October 28, 2023	October 29, 2022
Operating activities:
Net loss	$(451,167)	$(198,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	112,880	112,818
Non-cash lease expense	231,001	205,481
Deferred income taxes	57,611	(64,402)
Non-cash impairment charge	138,858	46,051
Gain on disposition of property and equipment	(210,633)	(1,492)
Non-cash share-based compensation expense	9,597	11,427
Unrealized gain on fuel derivatives	—	285
Change in assets and liabilities:
Inventories	(29,397)	(107,483)
Accounts payable	(13,407)	(105,717)
Operating lease liabilities	(269,783)	(191,211)
Current income taxes	6,012	17,516
Other current assets	881	5,853
Other current liabilities	21,960	(5,530)
Other assets	(1,882)	857
Other liabilities	(1,663)	(5,247)
Net cash used in operating activities	(399,132)	(279,039)
Investing activities:
Capital expenditures	(45,004)	(127,355)
Cash proceeds from sale of property and equipment	339,347	2,521
Other	(20)	(17)
Net cash provided by (used in) investing activities	294,323	(124,851)
Financing activities:
Net proceeds from long-term debt	231,600	456,400
Net repayments of sale and leaseback financing	(2,318)	—
Repayment of failed sale-leaseback liability	(100,316)	—
Payment of finance lease obligations	(1,621)	(1,383)
Dividends paid	(9,786)	(28,263)
Payments for other financing liabilities	(9,324)	—
Payment for treasury shares acquired	(1,562)	(11,070)
Payment for debt issuance cost	—	(3,378)
Net cash provided by financing activities	106,673	412,306
Increase in cash and cash equivalents	1,864	8,416
Cash and cash equivalents:
Beginning of period	44,730	53,722
End of period	$46,594	$62,138

The accompanying notes are an integral part of these consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries. We are a home discount retailer in the United States (“U.S.”). At October 28, 2023, we operated 1,428 stores in 48 states and an e-commerce platform. We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our websites are not part of this report.

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

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2023 (“2023”) is comprised of the 53 weeks that began on January 29, 2023 and will end on February 3, 2024. Fiscal year 2022 (“2022”) was comprised of the 52 weeks that began on January 30, 2022 and ended on January 28, 2023. The fiscal quarters ended October 28, 2023 (“third quarter of 2023”) and October 29, 2022 (“third quarter of 2022”) were both comprised of 13 weeks. The year-to-date periods ended October 28, 2023 (“year-to-date 2023”) and October 29, 2022 (“year-to-date 2022”) were both comprised of 39 weeks.

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

During the third quarter of 2023, the Company recorded aggregate asset impairment charges of $54.0 million related to 171 store locations, which were comprised of $47.3 million of operating lease right-of-use assets and $8.0 million of property and equipment - net, partially offset by gains on extinguishment of lease liabilities from lease cancellations of previously impaired stores of $1.3 million. The asset impairment charges included $26.3 million of aggregate asset impairment charges related to nine previously owned stores that were included in a sale and leaseback transaction completed in the third quarter of 2023 resulting from the addition of lease expense to the future cash flows of these stores. As a result of this additional lease expense, the cash flows of each of these stores were no longer sufficient to recover the store’s assets. The net proceeds received in the sale and leaseback transactions for these stores were excluded from the future cash flows used in the aforementioned impairment evaluation in accordance with GAAP. For more information on the sale and leaseback transactions see Note 10 - Gain on Sale of Real Estate. In the third quarter of 2022, the Company recorded aggregate asset impairment charges of $21.7 million related to 86 store locations, which were comprised of $16.3 million of operating lease right-of-use assets and $5.4 million of property and equipment - net.

In the year-to-date 2023, the Company recorded aggregate asset impairment charges of $136.9 million related to 332 store locations, which were comprised of $109.4 million of operating lease right-of-use assets and $30.3 million of property and equipment - net, partially offset by gains on extinguishment of lease liabilities from lease cancellations from previously impaired stores of $2.8 million. In the year-to-date 2022, the Company recorded aggregate asset impairment charges of $45.8 million related to 104 store locations, which were comprised of $33.8 million of operating lease right-of-use assets and $12.0 million of property and equipment - net. The impairment charges for 2022 and 2023 were recorded in selling and administrative expenses in our accompanying consolidated statements of operations and comprehensive income (loss).

During the third quarter of 2023, the Company completed sale and leaseback transactions for our Apple Valley, CA distribution center (“AVDC”) and 23 owned store locations with an aggregate net book value of $123.1 million. For more information related to the cash proceeds, expenses and gain on the sale and leaseback transactions, see Note 10 - Gain on Sale of Real Estate.

In the year-to-date 2023, separate from the aforementioned sale and leaseback transactions noted above, the Company completed the sale of two owned store locations that were classified as held for sale at the end of fiscal 2022 with an aggregate net book value of $2.2 million. The net cash proceeds on the sale of real estate were $9.3 million and resulted in a gain after related expenses of $7.1 million, which was recorded in gain on sale of real estate in the accompanying consolidated statements of operations and comprehensive income (loss).

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, impairment charges, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs to stores in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $73.7 million and $81.8 million for the third quarter of 2023 and the third quarter of 2022, respectively, and $277.7 million and $245.8 million for the year-to-date 2023 and the year-to-date 2022, respectively. Included in our distribution and outbound transportation costs for the third quarter of 2023 were $2.8 million of closing costs associated with the closure of our forward distribution centers (“FDCs”). In the year-to-date 2023, we recognized $13.4 million of FDC closing costs and $53.6 million of costs related to the exit from our Prior Synthetic Lease (as defined below in Note 3 - Synthetic Lease). As of the end of the third quarter of 2023, we have ceased all business operations at our four FDCs and subleased our McDonough, GA and Merrillville, IN FDC locations. We are actively marketing the remaining two FDC locations for sublease.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing and advertising, payment card-linked marketing and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $17.9 million and $20.9 million for the third quarter of 2023 and the third quarter of 2022, respectively, and $62.2 million and $64.3 million for the year-to-date 2023 and the year-to-date 2022, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2023 and the year-to-date 2022:

	Thirty-nine Weeks Ended
(In thousands)	October 28, 2023	October 29, 2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,339	$14,213
Cash paid for income taxes, excluding impact of refunds	1,302	4,283
Gross proceeds from long-term debt	1,367,000	1,877,700
Gross payments of long-term debt	1,135,400	1,421,300
Cash paid for operating lease liabilities	377,819	276,919
Non-cash activity:
Assets acquired under finance lease	7,828	3,859
Accrued property and equipment	14,295	26,210
Deemed acquisition in “failed sale-leaseback transaction”	100,000	—
Operating lease assets obtained in exchange for operating lease liabilities	346,253	200,669
Valuation allowance on deferred tax assets	145,843	—

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

Revolving loans under the 2022 Credit Agreement are available in an aggregate amount equal to the lesser of (1) the aggregate Commitments and (2) a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves. Under the 2022 Credit Agreement, we may obtain additional Commitments on no more than five occasions in an aggregate amount of up to $300 million, subject to agreement by the lenders to increase their respective Commitments and certain other conditions. The 2022 Credit Agreement includes a swing loan sublimit of 10% of the then applicable aggregate Commitments and a $90 million letter of credit sublimit. Loans made under the 2022 Credit Agreement may be prepaid without penalty. Borrowings under the 2022 Credit Agreement are available for general corporate purposes, working capital and to repay certain of our indebtedness as of closing. Our obligations under the 2022 Credit Agreement are secured by our working capital assets (including inventory, credit card receivables and other accounts receivable, deposit accounts, and cash), subject to customary exceptions. The pricing and certain fees under the 2022 Credit Agreement fluctuate based on our borrowing availability under the 2022 Credit Agreement. The 2022 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate, adjusted daily simple SOFR or one, three or six month adjusted Term SOFR. We will also pay an unused commitment fee of 0.20% per annum on the unused Commitments. The 2022 Credit Agreement contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default. In addition, the 2022 Credit Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.0 if (1) certain events of default occur and continue or (2) borrowing availability under the 2022 Credit Agreement is less than the greater of (a) 10% of the Maximum Credit Amount (as defined in the 2022 Credit Agreement) or (b) $67.5 million. A violation of these covenants could result in a default under the 2022 Credit Agreement which could permit the lenders to restrict our ability to further access the 2022 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2022 Credit Agreement. As of October 28, 2023, the fixed charge coverage ratio was not applicable under the 2022 Credit Agreement.

As of October 28, 2023, we had a Borrowing Base (as defined under the 2022 Credit Agreement) of $870.5 million under the 2022 Credit Agreement. At October 28, 2023, we had $533.0 million in borrowings outstanding under the 2022 Credit Agreement and $38.9 million committed to outstanding letters of credit, leaving $298.6 million available under the 2022 Credit

Agreement, subject to certain borrowing base limitations as further discussed above. At October 28, 2023, we had $211.5 million available under the 2022 Credit Agreement, net of the borrowing base limitations discussed above.

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

Secured Insurance Premium Financing Obligation
In the second quarter of 2023, we entered into three individual financing agreements (“2023 Term Notes”) in an aggregate amount of $16.2 million, which are secured by unearned prepaid insurance premiums. The 2023 Term Notes will expire between January 2024 and May 2024. We are required to make monthly payments over the term of the 2023 Term Notes and are permitted to prepay, subject to penalties, at any time. The 2023 Term Notes carry annual interest rates ranging from 7.1% to 8.5%. The Company did not receive any cash in connection with its entry into the 2023 Term Notes.

Debt was recorded in our consolidated balance sheets as follows:

Instrument (In thousands)	October 28, 2023	January 28, 2023
2022 Credit Agreement	$533,000	$301,400
2023 Term Notes	7,010	—
Total debt	$540,010	$301,400
Less current portion of 2023 Term Notes (included in Accrued operating expenses)	(7,010)	—
Long-term debt	$533,000	$301,400

NOTE 3 – SYNTHETIC LEASE

Synthetic Lease
The 2023 Synthetic Lease related to our Apple Valley, CA distribution center was terminated and paid off on August 25, 2023 in connection with the closing of the sale and leaseback transactions described in more detail in Note 10 - Gain on Sale of Real Estate.

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

Also on March 15, 2023, we entered into a Lease Agreement and supplement to the Lease Agreement (collectively, the “Lease” and together with the Participation Agreement and related agreements, the “2023 Synthetic Lease”) pursuant to which the Lessor will lease the Leased Property to Lessee for an initial term of 60 months. The Lease could have been extended for up to an additional five years, in one-year or longer annual periods, with each renewal subject to approval by the Participants. The 2023 Synthetic Lease required Lessee to pay basic rent on the scheduled payment dates in arrears in an amount equal to (a) a per annum rate equal to Term SOFR for the applicable payment period plus a 10 basis point spread adjustment plus an applicable margin equal to 250 basis points multiplied by (b) the portion of the lease balance not constituting the investment by Lessor in the Leased Property. In addition to basic rent, Lessee was required to pay all costs and expenses associated with the use or occupancy of the Leased Property, including without limitation, maintenance, insurance and certain indemnity payments. GAAP treatment of the synthetic lease refinancing transaction required us to treat the assignment of the purchase option from Prior Lessor to Lessor as a deemed acquisition of the Leased Property due to the Company’s control of the Leased Property under GAAP at the time the assigned purchase option was exercised. Accordingly, the Company applied sale and leaseback accounting to the transfer of the property from the Prior Lessor to the Lessor. The transaction met the criteria of a “failed sale-leaseback” under GAAP, which required us to record an asset for the deemed acquisition and an equivalent financing liability that represents the cost to acquire the Leased Property.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
No adjustments were required to be made to the weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share for all periods presented. At October 28, 2023, performance share units that vest based on relative total shareholder return (“TSR PSUs” - see Note 5 - Share Based Plans for a more detailed description of these awards), shareholder value creation awards (“SVCA PSUs” - see Note 5 - Share Based Plans for a more detailed description of these awards), and certain restricted stock units (“RSUs”) with a minimum performance requirement (see Note 5 - Share Based Plans for a more detailed description of these awards) were excluded from our computation of earnings (loss) per share because the minimum applicable performance conditions had not been attained. Antidilutive RSUs, performance share units (“PSUs”), SVCA PSUs, and TSR PSUs are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The aggregate number of RSUs, PSUs, SVCA PSUs, and TSR PSUs that were antidilutive, as determined under the treasury stock method, was 1.5 million and 0.6 million for the third quarter of 2023 and the third quarter of 2022, respectively, and 1.3 million and 0.4 million for the year-to-date 2023 and the year-to-date 2022, respectively. Due to the net loss recorded in the consolidated statements of operations, any potentially dilutive shares were excluded from the denominator in computing diluted earnings (loss) per common share for the year-to-date 2023, the third quarter of 2022, and the year-to-date 2022.

Share Repurchase Programs
On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares (“2021 Repurchase Authorization”). Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions, our compliance with the terms of the 2022 Credit Agreement, and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the third quarter of 2023, third quarter of 2022, the year-to-date 2023, and the year-to-date 2022, no shares were repurchased under the 2021 Repurchase Authorization. As of October 28, 2023, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

Purchases of common shares reported in the consolidated statements of shareholders’ equity include shares acquired to satisfy income tax withholdings associated with the vesting of share-based awards.

Dividends
The Company declared and paid cash dividends per common share during the quarterly periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2023:		(In thousands)	(In thousands)
First quarter	$0.30	$9,116	$9,587
Second quarter	—	(119)	153
Third quarter	—	(1,425)	46
Total	$0.30	$7,572	$9,786

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

NOTE 5 – SHARE-BASED PLANS

We have issued RSUs, PSUs, SVCA PSUs, and TSR PSUs under our shareholder-approved equity compensation plans. We recognized share-based compensation expense of $1.1 million and $3.9 million in the third quarter of 2023 and the third quarter of 2022, respectively, and $9.6 million and $11.4 million for the year-to-date 2023 and the year-to-date 2022, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested RSU activity for the year-to-date 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested RSUs at January 28, 2023	875,503	$34.75
Granted	1,354,505	$13.40
Vested	(308,051)	$29.28
Forfeited	(45,949)	$29.99
Outstanding non-vested RSUs at April 29, 2023	1,876,008	$20.35
Granted	228,662	$8.71
Vested	(58,823)	$31.28
Forfeited	(63,066)	$20.12
Outstanding non-vested RSUs at July 29, 2023	1,982,781	$18.68
Granted	49,973	$6.10
Vested	(40,266)	$24.38
Forfeited	(133,260)	$19.03
Outstanding non-vested RSUs at October 28, 2023	1,859,228	$18.19

The non-vested RSUs granted in the year-to-date 2023 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if the grantee remains employed by us through the vesting dates. The RSUs granted in 2023 have no required financial performance objectives. At October 28, 2023, we estimate the attainment of the financial performance objective associated with certain RSUs granted in 2022 will fall below the minimum required performance threshold. Therefore, in the third quarter of 2023, the Company reversed $2.6 million of previously recorded expense associated with the aforementioned 2022 RSUs.

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

Performance Share Units
In the year-to-date 2023, we issued PSUs to certain members of management, which will vest if minimum financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. The financial performance objectives will be established for each fiscal year within the three-year performance period and are generally approved by the Human Capital and Compensation Committee of our Board of Directors (the “Committee”) during the first quarter of the respective fiscal year. In the third quarter of 2023, the Committee established the financial performance objectives for the 2023 fiscal year which apply to the 2021 PSU awards, 2022 PSU awards, and 2023 PSU awards.

The 2023 PSU awards were issued with three distinct annual financial performance objectives, or three tranches. The annual financial performance objectives for the fiscal years 2024 and 2025, the second and third tranches, are expected to be established at the beginning of each of the respective fiscal years. As a result of the process used to establish the financial performance objectives, we will meet the requirements for establishing a grant date for the second and third tranches of 2023 PSUs when we communicate the financial performance objectives for each respective tranche to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. If we meet the applicable threshold financial performance objectives for any of the three tranches and the grantee remains employed by us through the end of the performance period, the PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the three-year performance period.

The number of shares distributed upon vesting of the 2023 PSUs depends on the average performance attained during the three-year performance period compared to the financial performance objectives established by the Committee, and may result in the distribution of an amount of shares that is equal to or less than the number of 2023 PSUs granted.

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

As a result of the process used to establish the financial performance objectives, we will only meet the requirements for establishing a grant date for PSUs issued in 2021 and 2022 when we communicate the financial performance objectives for the third fiscal year of the award to the award recipients, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. If we meet the applicable threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the performance period. As noted above, the financial performance objectives for 2023 were established in the third quarter of 2023, which resulted in the establishment of the service inception date, the fair value of the awards, and the associated expense recognition period for the 2021 PSUs.

The number of shares distributed upon vesting of the 2021 PSUs and the 2022 PSUs depends on the average performance attained during the three-year performance period compared to the financial performance objectives established by the Committee, and may result in the distribution of an amount of shares that is greater or less than the number of 2021 and 2022 PSUs granted, as defined in the award agreement.

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

We have begun or expect to begin recognizing expense related to PSUs, TSR PSUs, and SVCA PSUs as follows:

Issue Year	PSU Category	Outstanding Units at October 28, 2023	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2021	PSU	103,381	August 2023		Fiscal 2023
2022	TSR PSU	48,296	Fiscal 2022		Fiscal 2022 - 2024
2022	PSU	193,224		March 2024	Fiscal 2024
2023	PSU (“FY23 Tranche”)	152,468	August 2023		Fiscal 2023 - 2025
2023	PSU (“FY24 Tranche”)	152,468		March 2024	Fiscal 2024 - 2025
2023	PSU (“FY25 Tranche”)	152,468		March 2025	Fiscal 2025
2023	TSR PSU	114,346	March 2023		Fiscal 2023 - 2025
2023	SVCA PSU	543,189	March 2023		Fiscal 2023 - 2025
Total		1,459,840

We recognized $0.3 million and $0.3 million of share-based compensation expense related to SVCA PSUs and TSR PSUs in the third quarter of 2023 and the third quarter of 2022, respectively, and $1.1 million and $0.7 million of share-based compensation expense related to SVCA PSUs and TSR PSUs in the year-to-date 2023 and the year-to-date 2022, respectively.

At October 28, 2023, we estimate our financial performance will fall below the threshold performance objectives established for the 2021 PSUs. At October 28, 2023, we estimate our financial performance will exceed the threshold performance objectives established for the FY23 Tranche of the 2023 PSUs. As of October 28, 2023, financial performance objectives for the third and final year have not been set for the 2022 PSUs, and financial performance objectives have not been set for the FY24 Tranche of the 2023 PSUs or the FY25 Tranche of the 2023 PSUs. As a result, only the 2021 PSUs and FY23 Tranche of the 2023 PSUs were deemed outstanding at October 28, 2023. In the year-to-date 2023, we did not recognize share-based compensation expense related to the 2021 PSUs and recognized an immaterial amount of share-based compensation expense related to the FY23 Tranche of the 2023 PSUs.

The following table summarizes the activity related to PSUs, TSR PSUs, and SVCA PSUs for the year-to-date 2023:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding TSR PSUs and SVCA PSUs at January 28, 2023	60,924	$55.76
Granted	712,293	$4.82
Vested	—	$—
Forfeited	(5,750)	$24.36
Outstanding TSR PSUs and SVCA PSUs at April 29, 2023	767,467	$8.90
Granted	12,733	$4.28
Vested	—	$—
Forfeited	(52,144)	$8.50
Outstanding TSR PSUs and SVCA PSUs at July 29, 2023	728,056	$8.66
Granted	286,639	$7.32
Vested	—	$—
Forfeited	(53,015)	$9.02
Outstanding PSUs, TSR PSUs and SVCA PSUs at October 28, 2023	961,680	$8.24

The following activity occurred under our share-based plans during the respective periods shown:

	Third Quarter		Year-to-Date
(In thousands)	2023	2022	2023	2022
Total fair value of restricted stock vested	$234	$418	$4,102	$14,339
Total fair value of performance shares vested	$—	$125	$—	$13,877

The total unearned compensation expense related to all share-based awards outstanding, excluding PSUs issued in 2022, the FY24 Tranche of the 2023 PSUs, and the FY25 Tranche of the 2023 PSUs, at October 28, 2023, was approximately $24.8 million. We expect to recognize this compensation cost through October 2026 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 2.0 years from October 28, 2023.

NOTE 6 – INCOME TAXES

The provision for income taxes was based on a current estimate of the annual effective tax rate, adjusted to reflect the effect of discrete items.

For the year-to-date 2023, the Company determined it could estimate the effective income tax rate with sufficient precision.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through November 2, 2024, based on (1) expected cash and noncash settlements or payments of uncertain tax positions, and (2) lapses of the applicable statutes of limitations for unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $2.0 million. Actual results may differ materially from this estimate.

We record income tax expense, income tax receivable, and deferred tax assets and related liabilities based on our best estimates. Additionally, we assess the likelihood of realizing the benefits of our deferred tax assets. Our ability to recover these deferred tax assets depends on several factors, including our ability to project future taxable income. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As of October 28, 2023, the Company remains in a historical three-year cumulative loss position, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. As a result, as of October 28, 2023 a valuation allowance has been recognized as a reserve on the total deferred tax asset balance due to the uncertainty of realization of our loss carry forwards and other deferred tax assets. Our change in valuation allowances recorded on deferred taxes were $(2.0) million and $0.0 million in the third quarter of 2023 and the third quarter of 2022, respectively, and $145.8 million and $0.0 million in the year-to-date 2023 and year-to-date 2022, respectively.

NOTE 7 – CONTINGENCIES

California Wage and Hour Matters
We have defended several wage and hour matters in California. The cases were brought by various current and/or former California associates alleging various violations of California wage and hour laws. At October 28, 2023, our remaining accrual for California wage and hour matters was $0.9 million.

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

The following table presents net sales data by merchandise category:

	Third Quarter		Year-to-Date
(In thousands)	2023	2022	2023	2022
Furniture	$276,333	$335,171	$852,197	$1,081,175
Seasonal	115,454	136,970	536,821	702,440
Food	163,784	187,021	487,776	536,153
Soft Home	151,226	177,285	437,031	510,622
Consumables	140,494	157,628	411,458	466,851
Apparel, Electronics, & Other	109,460	125,927	341,748	364,832
Hard Home	69,926	84,279	222,584	263,143
Net sales	$1,026,677	$1,204,281	$3,289,615	$3,925,216

NOTE 9 – SUPPLIER FINANCE PROGRAM

We facilitate a voluntary supply chain finance (“SCF”) program through a participating financial institution. This SCF program enables our suppliers to sell their receivables due from the Company to a participating financial institution at their discretion. As of October 28, 2023 and January 28, 2023, the SCF program had $30.0 million and $55.0 million of revolving capacity, respectively. We are not a party to the agreements between the participating financial institution and the suppliers in connection with the SCF program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program.

The amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included within the accounts payable on our consolidated balance sheets. Amounts under the SCF program included within accounts payable were $4.7 million and $35.4 million as of October 28, 2023 and January 28, 2023, respectively. Payments made under the SCF program to the financial institution, like payments of other accounts payable, are a reduction to our operating cash flow.

NOTE 10 – GAIN ON SALE OF REAL ESTATE

In the third quarter of 2023, we simultaneously terminated the Synthetic Lease for our Apple Valley, CA distribution center (“AVDC”), took title to the AVDC property, and completed sale and leaseback transactions for the AVDC and 23 owned store locations (“Sale and leaseback Stores”). The aggregate sale price for the transactions was $305.7 million. The transactions, which were completed with the same buyer-lessor of our four other regional distribution centers, also included a five-year extension of the lease for our Columbus, OH distribution center (“CODC”). The Company allocated $9.4 million of the cash consideration received to the extension of the lease for CODC and recorded the consideration as a lease incentive. Due to sale-leaseback accounting requirements, the remaining cash received was compared, on an individual property basis, to the fair market value of the properties. As a result, the cash received in the transactions was allocated between proceeds on the sale of AVDC, the Sale and leaseback Stores, prepaid rent, and financing proceeds. The aggregate net proceeds, before taxes, on the sales of AVDC and the Sale and leaseback Stores were $332.1 million. The aggregate net proceeds include $36.5 million in net proceeds in excess of the aggregate sale price due to properties sold below market, which resulted in a corresponding increase in prepaid rent. The prepaid rent was recorded in the operating lease right-of-use assets in our consolidated balance sheets. The aggregate net proceeds exclude $0.6 million received in the aggregate sale price due to properties sold above market value, which was recorded as a financing liability. The noncurrent portion of the financing liability was recorded in other liabilities in our consolidated balance sheets. Interest expense will be recognized on the financing liability using the effective interest method and the financing liability will be accreted over the duration of the lease agreements. Future payments to the buyer-lessor will be allocated between the financing liability and the lease liabilities. Straight-line rent expense will be recognized over the duration of the lease agreements. Additionally, we incurred $4.2 million of additional selling and administrative expenses in connection with the transaction, which primarily consisted of commissions and consulting services.

The leases will have an initial term of 20 years and multiple extension options. At commencement of the leases, we recorded aggregate operating lease liabilities of $224.2 million and aggregate operating lease right-of-use assets of $260.6 million, the latter of which included the aforementioned prepaid rent of $36.5 million. The weighted average discount rate for the leases was 10.6%. The aggregate gross cash consideration received in these transactions was used to pay transaction expenses, fully pay off the 2023 Synthetic Lease for approximately $101 million, and repay borrowings under the 2022 Credit Agreement. Additionally, the purchase and sale agreement restricts us from drawing on the 2022 Credit Agreement for any purpose other than working capital, general corporate, operational requirements or capital expenditures for 180 days following the closing of the transactions unless our availability under the 2022 Credit Agreement exceeds $500 million as of the end of a quarterly reporting period.

Our aggregate initial annual cash payments to the buyer-lessor for AVDC and the Sale and leaseback Stores are approximately $24 million and the payments will escalate two percent annually. Aggregate annual straight-line rent expense for the 24 leases is approximately $31 million and annual straight-line rent expense over the remainder of the CODC lease will increase by approximately $2 million. Aggregate initial annual interest expense on the financing liability is immaterial.

As of the end of the third quarter of 2023, the sale and leaseback transactions described above are complete, and any incomplete property sales that were initially considered in the purchase and sale agreement have been terminated.

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

Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words “anticipate,” “estimate,” “approximate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy. Forward-looking statements are based on a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and apply only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

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

The following are the results from the third quarter of 2023 that we believe are key indicators of our operating performance when compared to our operating performance from the third quarter of 2022:

•Net sales decreased $177.6 million, or 14.7%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce net sales, decreased $150.0 million, or 13.2%.
•Gross margin dollars decreased $35.6 million, while gross margin rate increased 240 basis points to 36.4% of net sales.
•Selling and administrative expenses increased $22.7 million to $525.7 million. As a percentage of net sales, selling and administrative expenses increased 940 basis points to 51.2% of net sales.
•Included within our selling and administrative expenses were contract termination costs and other related expenses associated with closure of our forward distribution centers (“FDCs”) of $2.8 million.
•Also included within our selling and administrative expenses were professional fees related to cost reduction and productivity initiatives of $14.4 million.
•The Company completed a sale and leaseback transaction on its Apple Valley, CA distribution center (“AVDC”) and 23 stores in the third quarter of 2023, resulting in a gain on sale of real estate and related expenses of $204.7 million.
•Operating income rate was 1.9% compared to an operating loss rate of (10.9)% in the third quarter of 2022.
•Diluted earnings (loss) per share increased to $0.16 per share in the third quarter of 2023 from diluted loss per share of $(3.56) in the third quarter of 2022.
•Inventory decreased by 12.5%, or $167.9 million, from $1,345.3 million at the end of the third quarter of 2022 to $1,177.3 million at the end of the third quarter of 2023. This decrease is primarily due to a 7% decrease in units on hand and a 4% decrease in average unit cost of on hand inventory. Additionally, a 26% decrease in in-transit inventory contributed significantly to the overall decrease in inventory.
•The sale and leaseback transactions completed in the third quarter of 2023 generated approximately $201 million of net cash proceeds after payment of fees, commissions, and the payoff of the synthetic lease on the AVDC property.
•The Company did not declare, or pay, a quarterly cash dividend in the third quarter of 2023; compared to the quarterly cash dividend of $0.30 per common share paid in the third quarter of 2022.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2023 and the year-to-date 2022:

	2023	2022
Stores open at the beginning of the fiscal year	1,425	1,431
Stores opened during the period	12	38
Stores closed during the period	(9)	(12)
Stores open at the end of the period	1,428	1,457

We expect our store count at the end of 2023 to decrease by up to 35 stores compared to our store count at the end of 2022.

RESULTS OF OPERATIONS

The following table compares components of our consolidated statements of operations and comprehensive income (loss) as a percentage of net sales at the end of each period:

	Third Quarter		Year-to-Date
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	63.6	66.0	65.3	65.5
Gross margin	36.4	34.0	34.7	34.5
Selling and administrative expenses	51.2	41.8	48.8	38.1
Depreciation expense	3.2	3.1	3.4	2.8
Gain on sale of real estate	(19.9)	0.0	(6.4)	(0.0)
Operating profit (loss)	1.9	(10.9)	(11.1)	(6.5)
Interest expense	(1.3)	(0.5)	(1.0)	(0.3)
Other income (expense)	0.0	0.0	0.0	0.0
Income (loss) before income taxes	0.6	(11.4)	(12.1)	(6.8)
Income tax expense (benefit)	0.1	(2.8)	1.6	(1.7)
Net income (loss) and comprehensive income (loss)	0.5%	(8.6)%	(13.7)%	(5.1)%

THIRD QUARTER OF 2023 COMPARED TO THIRD QUARTER OF 2022

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the third quarter of 2023 compared to the third quarter of 2022 were as follows:

Third Quarter
($ in thousands)	2023		2022		Change		Comps
Furniture	$276,333	26.9%	$335,171	27.8%	$(58,838)	(17.6)%	(17.1)%
Food	163,784	16.0	187,021	15.5	(23,237)	(12.4)	(9.6)
Soft Home	151,226	14.7	177,285	14.7	(26,059)	(14.7)	(13.5)
Consumables	140,494	13.7	157,628	13.1	(17,134)	(10.9)	(6.7)
Seasonal	115,454	11.2	136,970	11.4	(21,516)	(15.7)	(15.0)
Apparel, Electronics, & Other	109,460	10.7	125,927	10.5	(16,467)	(13.1)	(12.7)
Hard Home	69,926	6.8	84,279	7.0	(14,353)	(17.0)	(15.1)
Net sales	$1,026,677	100.0%	$1,204,281	100.0%	$(177,604)	(14.7)%	(13.2)%

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

Net sales decreased $177.6 million, or 14.7%, to $1,026.7 million in the third quarter of 2023, compared to $1,204.3 million in the third quarter of 2022. The decrease in net sales was primarily driven by a 13.2% decrease in our comps, which decreased net sales by $150.0 million, and a 1.5% decrease in our non-comparable sales, which decreased net sales by $27.6 million. The decrease in non-comparable sales was driven by the net decrease of 29 stores since the third quarter of 2022. Our comps are calculated based on the results of all stores that were open at least fifteen months plus our e-commerce net sales.

In the third quarter of 2023, we experienced decreased comps and net sales in all of our merchandise categories. Our home products categories, which include Furniture, Seasonal, Soft Home, and Hard Home, were negatively impacted by macro economic pressures affecting our customers’ discretionary spending in the third quarter of 2023. Our Furniture and Seasonal categories were particularly impacted by a decrease in demand for large-ticket products as customers remain cautious with discretionary spending.

Our Seasonal category experienced decreased sales and net comps largely driven by our lawn & garden and summer departments, as performance in those departments relies on sales of large-ticket items. Additionally, our lawn & garden and summer departments experienced aggressive category-specific promotional activity in the third quarter of 2022 in order to reduce excess inventory within these departments, which we did not repeat in the third quarter of 2023 as our inventory within these departments was aligned with third quarter expectations. In the third quarter of 2023, we moved to a whole-house promotional strategy and away from the category-specific activity used in the third quarter of 2022. Our Furniture category experienced decreased sales and comps primarily driven by sofas and mattresses as a result of decreased demand for large ticket items. In the third quarter of 2023, our in-stock levels of Broyhill® branded products returned to normal levels after the shutdown of our largest Broyhill® furniture supplier, United Furniture, Inc., in November 2022.

Our Food and Consumables categories experienced decreases in comps and net sales in the third quarter of 2023. These categories performed slightly better than our home products categories as they are less sensitive to changes in discretionary spending.

Our Apparel, Electronics, & Other category experienced decreases in comps and net sales in the third quarter of 2023. These categories performed slightly better than our home product categories but were negatively impacted by similar macro trends impacting discretionary spending. However, general declines were partially offset by improved closeout offerings in the third quarter of 2023 compared to the third quarter of 2022.

Gross Margin
Gross margin dollars decreased $35.6 million, or 8.7%, to $373.8 million for the third quarter of 2023, compared to $409.5 million for the third quarter of 2022. The decrease in gross margin dollars was due to a decrease in net sales, which decreased gross margin dollars by $60.3 million, partially offset by an increase in gross margin rate, which increased gross margin dollars by $24.7 million. Gross margin as a percentage of net sales increased 240 basis points to 36.4% in the third quarter of 2023 compared to 34.0% in the third quarter of 2022. The gross margin rate increase was primarily due to a lower markdown rate and lower inbound freight costs. The lower markdown rate was a result of improved sell-through on lawn & garden and summer Seasonal merchandise in the third quarter of 2023 compared to the third quarter of 2022, which resulted in decreased promotional markdowns. Additionally, we adjusted our promotional approach from more frequent, targeted events to less frequent whole-store promotions, which have proven to be a more effective use of our markdowns. Inbound freight costs continue to decline due to lower ocean carriage rates, lower fuel costs, and decreased inbound volume versus the third quarter of 2022.

Selling and Administrative Expenses
Selling and administrative expenses were $525.7 million for the third quarter of 2023, compared to $503.0 million for the third quarter of 2022. The increase of $22.7 million in selling and administrative expenses was primarily driven by an increase in store asset impairment charges (see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the accompanying consolidated financial statements) of $32.3 million compared to the third quarter of 2022 and an increase in professional fees related to cost reduction and productivity initiatives of $14.4 million, partially offset by decreases in distribution and transportation costs of $8.1 million, credit card and bank fees of $3.3 million, store payroll expense of $3.2 million, advertising expenses of $3.0 million, and store occupancy expense of $2.7 million. The decrease in distribution and transportation expenses was largely driven by the cessation of our FDC operations resulting in the absence of FDC operational costs as well as other supply chain cost-saving initiatives in the third quarter of 2023. The decrease in credit card and bank fees was driven by the decreased sales volume compared to the third quarter of 2022. The decrease in store payroll costs were primarily driven by a lower store count compared to the third quarter of 2022 and an overall reduction in store headcount and payroll hours. The decrease in advertising expenses was primarily driven by decreased spend on payment card-linked marketing and in-store signage. The decrease in store occupancy expense was primarily the result of a lower year-over-year store count and operating lease right-of-use asset impairments recorded in the trailing twelve months, which decreased amortization expense on operating lease right-of-use assets, partially offset by increased lease expense associated with lease renewals and the sale and leaseback transactions completed in the third quarter of 2023.

As a percentage of net sales, selling and administrative expenses increased 940 basis points to 51.2% for the third quarter of 2023 compared to 41.8% for the third quarter of 2022.

Depreciation Expense
Depreciation expense decreased $4.2 million to $33.1 million in the third quarter of 2023, compared to $37.3 million in the third quarter of 2022. The decrease in depreciation expense was driven by the absence of FDC related depreciation, asset impairment charges recorded in the last twelve months, decreased capital expenditures in the trailing twelve months, and the absence of depreciation for stores sold in the last twelve months.

Depreciation expense as a percentage of sales increased 10 basis points compared to the third quarter of 2022.

Gain on Sale of Real Estate
The gain on sale of real estate in the third quarter of 2023 was $204.7 million, which was attributable to the completion of sale and leaseback transactions for 23 of our previously owned store locations as well as the AVDC property (see Note 10 - Gain on Sale of Real Estate to the accompanying consolidated financial statements). There was no gain on sale of real estate recorded in the third quarter of 2022.

Interest Expense
Interest expense was $13.6 million in the third quarter of 2023, compared to $6.3 million in the third quarter of 2022. The increase in interest expense was primarily driven by higher total average borrowings (including finance leases and the sale and leaseback financing liability) and an increase in our weighted average interest rate. We had total average borrowings of $605.8 million in the third quarter of 2023 compared to total average borrowings of $479.8 million in the third quarter of 2022. The increase in total average borrowings was driven by borrowings under our credit facilities in the third quarter of 2023 compared to the third quarter of 2022. The increase in our weighted average interest rate throughout the third quarter of 2023 compared to the third quarter of 2022 was primarily due to a year-over-year increase in Term SOFR, which is the basis for interest accrued on borrowings under the 2022 Credit Agreement.

Other Income (Expense)
Other income (expense) was $0.0 million in the third quarter of 2023, compared to $0.1 million in the third quarter of 2022. The change was driven by the absence of diesel fuel derivatives in the third quarter of 2023 compared to the gains on our diesel fuel derivatives in third quarter of 2022.

Income Taxes
The effective income tax rate for the third quarter of 2023 and the third quarter of 2022 was 22.1% and 24.8%, respectively. The change in the effective income tax rate was driven by a full valuation allowance recorded against our deferred tax assets, partially offset by the effect of carry back employment related tax credits and state net operating losses to prior fiscal periods.

YEAR-TO-DATE 2023 COMPARED TO YEAR-TO-DATE 2022

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2023 and the year-to-date 2022, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2023 compared to the year-to-date 2022 were as follows:

Year-to-Date
($ in thousands)	2023		2022		Change		Comps
Furniture	$852,197	25.9%	$1,081,175	27.5%	$(228,978)	(21.2)%	(21.5)%
Seasonal	536,821	16.3	702,440	17.9	(165,619)	(23.6)	(23.5)
Food	487,776	14.8	536,153	13.7	(48,377)	(9.0)	(6.6)
Soft Home	437,031	13.3	510,622	13.0	(73,591)	(14.4)	(13.8)
Consumables	411,458	12.5	466,851	11.9	(55,393)	(11.9)	(8.3)
Apparel, Electronics, & Other	341,748	10.4	364,832	9.3	(23,084)	(6.3)	(6.5)
Hard Home	222,584	6.8	263,143	6.7	(40,559)	(15.4)	(14.0)
Net sales	$3,289,615	100.0%	$3,925,216	100.0%	$(635,601)	(16.2)%	(15.5)%

Net sales decreased $635.6 million, or 16.2%, to $3,289.6 million in the year-to-date 2023, compared to $3,925.2 million in the year-to-date 2022. The decrease in net sales was driven by a decrease of 15.5% in our comps, which decreased net sales by $575.8 million, and a 0.7% decrease in our non-comparable store sales, which decreased net sales by $59.8 million, driven by the net decrease of 29 stores compared to the year-to-date 2022. Our decreased comps and net sales in the year-to-date 2023 were primarily due to decreased demand in the year-to-date 2023. The decrease in demand was significantly impacted by macro economic pressures on our customers, which has negatively impacted the discretionary spending of our customers, particularly with respect to large-ticket Furniture and Seasonal products. We believe the macro economic pressures led to the majority of the decrease in comps in the year-to-date 2023 with the remainder of the decrease driven by promotions, weather, the shortage of our Broyhill® branded product, and the other factors noted below.

In the year-to-date 2023, we experienced decreased comps and net sales in all of our merchandise categories. Our home products categories - Furniture, Seasonal, Soft Home, and Hard Home - were most impacted, as purchases from these categories are generally more discretionary. In the year-to-date 2023, the shortage of our Broyhill® branded product negatively impacted comps and sales for our home product categories, particularly Furniture. In November 2022, our largest Broyhill® furniture supplier, United Furniture, Inc., abruptly closed without prior notice to us, which resulted in an immediate shortage in Broyhill® inventory available for us to purchase. To mitigate the shortage while we sought new suppliers for Broyhill® furniture, we purchased replacement product from other suppliers, which has not performed as well as our Broyhill® branded product performed in 2022. In the third quarter of 2023, our in-stock levels of Broyhill® branded products returned to normal levels and we experienced an improvement in Furniture sales trends versus the first half of the year.

As discussed above, we believe that macro economic pressures significantly reduced our customer's discretionary spending, which led to the decreased net sales and comps in all our home products categories. We believe our Seasonal net sales and comps in the year-to-date 2023, particularly our lawn & garden and summer departments, were adversely impacted by later-arriving warm weather in many parts of the U.S. in the first quarter of 2023. Our Seasonal sales and comps were also significantly impacted by the aggressive category-specific promotional activity in the second and third quarters of 2022, which we did not repeat to the same degree in the second and third quarter of 2023.

While our Food and Consumables categories experienced decreased comps and net sales in the year-to-date 2023, these categories performed relatively better than our home products categories in the year-to-date 2023 as they are less sensitive to changes in discretionary spending.

Our Apparel, Electronics, & Other category experienced a decrease in comps and net sales as a result of the decreased discretionary spending in the year-to-date 2023, as discussed above. We believe that the relatively modest decline in the net sales of our Apparel, Electronics, & Other category compared to the declines experienced in our other merchandise categories was attributable to increased closeout offerings in the year-to-date 2023 compared to the year-to-date 2022. We have continued to implement our “Bargains, Treasures, and Essentials” merchandising strategy, which aims to offer lower entry-level price points with name brand closeout offerings in the year-to-date 2023.

Gross Margin
Gross margin dollars decreased $210.4 million, or 15.6%, to $1,142.2 million for the year-to-date 2023, compared to $1,352.6 million for the year-to-date 2022. The decrease in gross margin dollars was due to a decrease in net sales, which decreased gross margin by $219.0 million, partly offset by an increase in gross margin rate, which increased gross margin by $8.6 million. Gross margin as a percentage of net sales increased 20 basis points to 34.7% in the year-to-date 2023, compared to 34.5% in the year-to-date 2022. The gross margin rate increase was primarily a result of lower inbound freight costs, partially offset by a higher markdown rate. Inbound freight costs declined due to lower ocean carriage rates, lower fuel costs, and decreased inbound volume versus the year-to-date 2022. The higher markdown rate in the year-to-date 2023 was primarily driven by a higher markdown rate in the first quarter of 2023 as we heavily discounted merchandise to drive store traffic and move through slow moving Seasonal and home inventory categories. Our markdown rates in the second and third quarters of 2023 decreased in comparison to the respective quarterly markdown rates in the prior year, but those decreases did not offset the significant increase in the first quarter of 2023 compared to the first quarter of 2022.

Selling and Administrative Expenses
Selling and administrative expenses were $1,606.7 million for the year-to-date 2023, compared to $1,495.8 million for the year-to-date 2022. The increase of $110.9 million in selling and administrative expenses was driven by the increase in store asset impairment charges (see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the accompanying consolidated financial statements) of $91.0 million, a lease payment related to the exit from our Prior Synthetic Lease of $53.6 million, an increase in professional fees related to cost reduction and productivity initiatives of $19.9 million, and termination costs and related expenses related to the exit from our FDCs of $13.4 million, partially offset by decreases in store payroll of $21.3 million, store occupancy costs of $9.9 million, other distribution and transportation costs of $8.7 million, and credit card and bank fees of $6.8 million. The decrease in store payroll and store occupancy costs were driven by a lower store count compared to the year-to-date 2022. The decrease in store payroll was also driven by an overall reduction in store headcount and payroll hours. The decrease in store occupancy expense was primarily the result of a lower year-over-year store count and operating lease right-of-use asset impairments recorded in the trailing twelve months, which decreased amortization expense on operating lease right-of-use assets, partially offset by increased lease expense associated with lease renewals and the sale and leaseback transactions completed in the year-to-date of 2023. The decrease in credit card and bank fees was driven by the decreased sales volume compared to the year-to-date 2022. The decrease in distribution and transportation costs, excluding expenses related to the exit from our FDCs and the payment related to the exit from our Prior Synthetic Lease, was driven primarily by decreased fuel costs and outbound transportation rates compared to the year-to-date 2022.

As a percentage of net sales, selling and administrative expenses increased 1,070 basis points to 48.8% for the year-to-date 2023 compared to 38.1% for the year-to-date 2022.

Depreciation Expense
Depreciation expense decreased $0.8 million to $111.0 million in the year-to-date 2023, compared to $111.8 million for the year-to-date 2022. The decrease was driven by asset impairment charges taken in the last twelve months and decreased capital expenditures in the last twelve months, partially offset by accelerated depreciation expense of $8.0 million related to the cessation of our FDC operations.

As a percentage of sales, depreciation expense increased by 60 basis points in the year-to-date 2023 compared to the year-to-date 2022.

Gain on Sale of Real Estate
Gain on sale of real estate increased $210.3 million to $211.9 million in the year-to-date 2023 compared to $1.6 million in the year-to-date 2022. The gain on sale of real estate in the year-to-date 2023 was related to the completion of sale and leaseback transactions for 23 of our previously owned store locations as well as AVDC (see Note 10 - Gain on Sale of Real Estate to the accompanying consolidated financial statements). The gain on sale of real estate in the year-to-date 2022 was related to the sale of one previously owned store location.

Interest Expense
Interest expense was $33.9 million in the year-to-date 2023, compared to $12.9 million in the year-to-date 2022. The increase in interest expense was driven by higher total average borrowings (including finance leases and the sale and leaseback financing liability) and an increase in our weighted average interest rate. We had total average borrowings of $606.1 million in the year-to-date 2023 compared to $392.9 million in the year-to-date 2022. The increase in total average borrowings was driven by our borrowings under the 2022 Credit Agreement throughout the year-to-date 2023 compared to the year-to-date 2022. The increase in our weighted average interest rate throughout the year-to-date 2023 compared to the year-to-date 2022 was due to higher borrowing rates under our 2022 Credit Agreement.

Other Income (Expense)
Other income (expense) was $0.0 million in the year-to-date 2023, compared to $1.4 million in the year-to-date 2022. The change was driven by the absence of diesel fuel derivatives in the year-to-date 2023 compared to the gains on our diesel fuel derivatives in year-to-date 2022.

Income Taxes
The effective income tax rate for the year-to-date 2023 and the year-to-date 2022 was (13.5%) and 25.2%, respectively. The change in the effective income tax rate was driven by a full valuation allowance of $145.8 million recorded on our deferred assets, partially offset by the effect of carry back employment related tax credits and state net operating losses to prior fiscal periods.

Known Trends and 2023 Guidance
In fiscal 2023, the U.S. economy has continued to face macro-economic challenges including high inflation, which has adversely impacted the buying power of our customers. We expect inflationary impacts will abate over time but will continue to negatively impact the discretionary spending of our customers, particularly with respect to high ticket products, in the fourth quarter of 2023. In addition, our business has been impacted by a post-COVID shift of consumer spending away from home categories, a shift that we also expect to abate over time. We have incorporated our current best estimate of these impacts into the guidance below.

As of November 30, 2023, we expect the following in the fourth quarter of 2023:
•a comparable sales decrease in the high single digits compared to the fourth quarter of 2022, modest improvement from the third quarter of 2023; and
•gross margin rate to improve to approximately 38%, driven by reduced markdown activity, lower freight costs and cost savings initiatives.

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

Revolving loans under the 2022 Credit Agreement are available in an aggregate amount equal to the lesser of (1) the aggregate Commitments and (2) a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves. Under the 2022 Credit Agreement, we may obtain additional Commitments on no more than five occasions in an aggregate amount of up to $300 million, subject to agreement by the lenders to increase their respective Commitments and certain other conditions. The 2022 Credit Agreement includes a swing loan sublimit of 10% of the then applicable aggregate Commitments and a $90 million letter of credit sublimit. Loans made under the 2022 Credit Agreement may be prepaid without penalty. Borrowings under the 2022 Credit Agreement are available for general corporate purposes, working capital and to repay certain of our indebtedness as of closing. Our obligations under the 2022 Credit Agreement are secured by our working capital assets (including inventory, credit card receivables and other accounts receivable, deposit accounts, and cash), subject to customary exceptions. The pricing and certain fees under the 2022 Credit Agreement fluctuate based on our borrowing availability under the 2022 Credit Agreement. The 2022 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate, adjusted daily simply SOFR or one, three or six month adjusted Term SOFR. We also pay an unused commitment fee of 0.20% per annum on the unused Commitments. The 2022 Credit Agreement contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default. In addition, the 2022 Credit Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.0 if (1) certain events of default occur and continue or (2) borrowing availability under the 2022 Credit Agreement is less than the greater of (a) 10% of the Maximum Credit Amount (as defined in the 2022 Credit Agreement) or (b) $67.5 million. A violation of these covenants could result in a default under the 2022 Credit Agreement which could permit the lenders to restrict our ability to further access the 2022 Credit Agreement for loans and letters of credit and require the immediate repayment of any outstanding loans under the 2022 Credit Agreement. At October 28, 2023, we were in compliance with the covenants of the 2022 Credit Agreement.

As of October 28, 2023, we had a Borrowing Base (as defined under the 2022 Credit Agreement) of $870.5 million under the 2022 Credit Agreement. At October 28, 2023, we had $533.0 million in borrowings outstanding under the 2022 Credit Agreement and $38.9 million committed to outstanding letters of credit, leaving $298.6 million available under the 2022 Credit Agreement, subject to certain borrowing base limitations as further discussed above. At October 28, 2023, we had $211.5 million available under the 2022 Credit Agreement, net of the borrowing base limitations discussed above.

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

On August 25, 2023, the 2023 Synthetic Lease related to AVDC was terminated and paid off for approximately $101 million in connection with the closing of the sale and leaseback transactions.

The primary source of our liquidity is cash flows from operations and borrowings under our credit facility as necessary. Our net loss and, consequently, our cash used in operations are impacted by net sales volume, seasonal sales patterns, and operating profit margins. Historically, our cash provided by operations typically peaks in the fourth quarter of each fiscal year due to net sales generated during the holiday selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter as we build our inventory levels prior to the holiday selling season. We have historically funded those requirements with cash provided by operations and borrowings under our credit facility. Cash requirements include, among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments. Given our anticipated cash needs, we expect to utilize borrowings under the 2022 Credit Agreement throughout the remainder of 2023 to fund our cash requirements. During the third quarter of 2023, we simultaneously terminated the 2023 Synthetic Lease for the AVDC and completed sale and leaseback transactions for the AVDC and 23 owned store locations (“SLB Stores”). The aggregate sales price received in the sale and leaseback transactions was $305.7 million, which we used to pay transaction expenses, pay off the 2023 Synthetic Lease as noted above and repay borrowings under the 2022 Credit Agreement. In addition to the liquidity generated by the sale and leaseback transactions, the Company has also engaged external partners to monetize additional assets, primarily consisting of its remaining owned real estate properties, and to identify savings opportunities of up to $200 million which are expected to be realized within cost of goods sold, advertising expense and other selling and administrative expenses.

Based on historical and expected financial results, including the aforementioned asset monetization and savings initiatives, we believe that we have, or have the ability to obtain adequate resources to fund our cash requirements for the foreseeable future, including ongoing and seasonal working capital requirements, proposed capital expenditures, new projects, and currently maturing obligations.

On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares under the 2021 Repurchase Authorization. Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions, our compliance with the terms of the 2022 Credit Agreement, and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the third quarter of 2023, we did not purchase any shares under the 2021 Repurchase Authorization. As of October 28, 2023, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

On May 23, 2023, our Board of Directors suspended the Company’s quarterly cash dividend. The declaration of any future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

In the year-to-date 2023, we paid approximately $9.8 million in dividends compared to $28.3 million in the year-to-date 2022. The decrease in dividends paid was due to the suspension of the Company’s quarterly cash dividend in the second quarter of 2023, which resulted in one dividend paid in the year-to-date 2023 compared to three dividends paid in the year-to-date 2022.

The following table compares the primary components of our cash flows from the year-to-date 2023 compared to the year-to-date 2022:

(In thousands)	2023	2022	Change
Net cash used in operating activities	$(399,132)	$(279,039)	$(120,093)
Net cash provided by (used in) investing activities	294,323	(124,851)	419,174
Net cash provided by financing activities	$106,673	$412,306	$(305,633)

Cash used in operating activities increased $120.1 million to $399.1 million in the year-to-date 2023 compared to $279.0 million in the year-to-date 2022. The increase in cash used in operating activities was primarily due to an increase in net loss after adjusting for non-cash activities such as non-cash valuation allowance on deferred tax assets, non-cash impairment charge, non-cash lease expense, gain on sale of real estate and the decrease in operating lease liabilities related to the refinance of the AVDC synthetic lease in the first quarter of 2023. This increase was partially offset by the combined impact of the change in inventory and accounts payable balances, driven by a year-over-year decrease in inventory purchase volumes.

Cash provided by (used in) investing activities increased by $419.2 million to $294.3 million in the year-to-date 2023 compared to $124.9 million of cash used in investing activities in the year-to-date 2022. The increase was driven by cash proceeds received on sale of real estate, which was primarily due to the sale and leaseback transactions completed in the third quarter of 2023 and a decrease in capital expenditures. The decrease in capital expenditures was primarily due to decreased investments in new stores and other strategic initiatives.

Cash provided by financing activities decreased by $305.6 million to $106.7 million in the year-to-date 2023 compared to $412.3 million in the year-to-date 2022. The decrease was driven by a reduction in net proceeds under the 2022 Credit Agreement, partially offset by a decrease in dividends paid due to the absence of a dividend payment in the second and third quarters of 2023, a decrease in payment for treasury shares acquired, repayment of the sale-leaseback financing liability related to the Apple Valley, CA distribution center, and payment of other financing liabilities. The decrease in payment for treasury shares acquired was due to a decrease in shares withheld for income taxes related to the vesting of share-based awards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on borrowings under the 2022 Credit Agreement. We had $533.0 million of borrowings under the 2022 Credit Agreement at October 28, 2023. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $5.3 million.

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

Item 1A. Risk Factors

During the third quarter of 2023, there were no material changes to the risk factors previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 30, 2023 - August 26, 2023	1	$9.66	—	159,425
August 27, 2023 - September 23, 2023	15	5.46	—	159,425
September 24, 2023 - October 28, 2023	1	4.39	—	159,425
Total	17	$5.73	—	159,425

(1)     In August, September, and October 2023, in connection with the vesting of certain outstanding RSUs, we acquired 1,329, 14,333, and 1,080 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.
(2)     The 2021 Repurchase Authorization is comprised of a December 1, 2021, authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares. During the third quarter of 2023, we had no repurchases under the 2021 Repurchase Authorization. At October 28, 2023 the 2021 Repurchase Authorization had $159.4 million of remaining authorization. The 2021 Repurchase Authorization has no scheduled termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements
On September 20, 2023, Jonathan E. Ramsden, our Executive Vice President, Chief Financial and Administrative Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to half of the shares into which Mr. Ramsden may vest on or after February 3, 2024, pursuant to outstanding restricted stock unit and performance share unit awards, net of applicable tax withholding. Pursuant to this arrangement, Mr. Ramsden may sell our common shares beginning on February 5, 2024 and ending on December 31, 2024, if certain price targets are met. We estimate the maximum number of common shares that could be subject to the plan to be less than 13,000 common shares. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

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

10.7	Agreement for Purchase and Sale of Real Property, dated July 30, 2023, by and among Big Lots, Inc. as the Seller and the Buyers named therein. (incorporated herein by reference to Exhibit 10.7 to our Form 10-Q dated September 6, 2023).
10.8	First Amendment to the Agreement for Purchase and Sale of Real Property, dated July 31, 2023, by and among Big Lots, Inc. as the Seller and the Buyers named therein. (incorporated herein by reference to Exhibit 10.8 to our Form 10-Q dated September 6, 2023).
10.9	Second Amendment to the Agreement for Purchase and Sale of Real Property, dated August 4, 2023, by and among Big Lots, Inc. as the Seller and the Buyers named therein. (incorporated herein by reference to Exhibit 10.9 to our Form 10-Q dated September 6, 2023).
10.10	Third Amendment to the Agreement for Purchase and Sale of Real Property, dated August 15, 2023, by and among Big Lots, Inc. as the Seller and the Buyers named therein. (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q dated September 6, 2023).
10.11*	Fourth Amendment to the Agreement for Purchase and Sale of Real Property, dated September 22, 2023, by and among Big Lots, Inc. as the Seller and the Buyers named therein.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 6, 2023

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)