Form 10-Q
period 2024-05-04
BIG LOTS INC
filed 2024-06-13
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024
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

The number of the registrant’s common shares, $0.01 par value, outstanding as of June 7, 2024, was 29,681,973.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 4, 2024

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net sales	$1,009,112	$1,123,577
Cost of sales (exclusive of depreciation expense shown separately below)	637,413	731,108
Gross margin	371,699	392,469
Selling and administrative expenses	533,004	620,865
Depreciation expense	31,551	36,582
Gain on sale of real estate	—	(3,799)
Operating loss	(192,856)	(261,179)
Interest expense	(11,989)	(9,149)
Other income (expense)	1	5
Loss before income taxes	(204,844)	(270,323)
Income tax expense (benefit)	191	(64,250)
Net loss and comprehensive loss	$(205,035)	$(206,073)

Earnings (loss) per common share
Basic	$(6.99)	$(7.10)
Diluted	$(6.99)	$(7.10)

Weighted-average common shares outstanding
Basic	29,350	29,018
Dilutive effect of share-based awards	—	—
Diluted	29,350	29,018

Cash dividends declared per common share	$—	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	May 4, 2024	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$43,985	$46,411
Inventories	949,899	953,302
Other current assets	82,236	86,310
Total current assets	1,076,120	1,086,023
Operating lease right-of-use assets	1,543,378	1,637,845
Property and equipment - net	516,418	563,185
Deferred income taxes	—	—
Other assets	42,426	38,256
Total assets	$3,178,342	$3,325,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,743	$320,682
Current operating lease liabilities	236,841	242,384
Property, payroll, and other taxes	69,648	72,517
Accrued operating expenses	111,003	116,900
Insurance reserves	31,564	33,458
Accrued salaries and wages	22,234	43,182
Income taxes payable	2,385	1,896
Total current liabilities	772,418	831,019
Long-term debt - net	573,843	406,271
Noncurrent operating lease liabilities	1,565,354	1,616,634
Deferred income taxes	459	459
Insurance reserves	57,384	57,384
Unrecognized tax benefits	5,369	5,223
Other liabilities	122,074	123,824
Shareholders’ equity:
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 29,515 shares and 29,224 shares, respectively	1,175	1,175
Treasury shares - 87,980 shares and 88,271 shares, respectively, at cost	(3,075,788)	(3,092,046)
Additional paid-in capital	610,330	624,618
Retained earnings	2,545,724	2,750,748
Total shareholders’ equity	81,441	284,495
Total liabilities and shareholders’ equity	$3,178,342	$3,325,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended April 29, 2023
Balance - January 28, 2023	28,959	$1,175	88,536	$(3,105,175)	$627,714	$3,240,193	$763,907
Comprehensive loss	—	—	—	—	—	(206,073)	(206,073)
Dividends declared ($0.30 per share)	—	—	—	—	—	(9,116)	(9,116)
Purchases of common shares	(128)	—	128	(1,417)	—	—	(1,417)
Restricted shares vested	308	—	(308)	10,801	(10,801)	—	—
Performance shares vested	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	4,058	—	4,058
Balance - April 29, 2023	29,139	$1,175	88,356	$(3,095,791)	$620,971	$3,025,004	$551,359
Thirteen Weeks Ended May 4, 2024
Balance - February 3, 2024	29,224	$1,175	88,271	$(3,092,046)	$624,618	$2,750,748	$284,495
Comprehensive loss	—	—	—	—	—	(205,035)	(205,035)
Dividends declared ($0.00 per share)	—	—	—	—	—	11	11
Purchases of common shares	(195)	—	195	(747)	—	—	(747)
Restricted shares vested	486	—	(486)	17,005	(17,005)	—	—
Share-based compensation expense	—	—	—	—	2,717	—	2,717
Balance - May 4, 2024	29,515	$1,175	87,980	$(3,075,788)	$610,330	$2,545,724	$81,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Operating activities:
Net loss	$(205,035)	$(206,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	32,424	37,196
Non-cash lease expense	56,481	118,921
Deferred income taxes	—	(65,624)
Non-cash impairment charge	68,154	84,449
Loss (gain) on disposition of property and equipment	65	(3,419)
Non-cash share-based compensation expense	2,717	4,058
Change in assets and liabilities:
Inventories	3,403	60,294
Accounts payable	(21,939)	(104,780)
Operating lease liabilities	(63,026)	(117,874)
Current income taxes	4,800	7,050
Other current assets	(4,678)	(3,985)
Other current liabilities	(19,873)	23,262
Other assets	(151)	(1,583)
Other liabilities	(281)	(830)
Net cash used in operating activities	(146,939)	(168,938)
Investing activities:
Capital expenditures	(15,148)	(16,861)
Cash proceeds from sale of property and equipment	1,660	4,386
Other	(2,255)	(6)
Net cash used in investing activities	(15,743)	(12,481)
Financing activities:
Net proceeds from long-term debt	172,100	200,200
Repayments of sale and leaseback financing	(826)	(743)
Payment of finance lease obligations	(605)	(444)
Dividends paid	(159)	(9,587)
Payments for other financing liabilities	(2,690)	—
Payment for treasury shares acquired	(747)	(1,417)
Payment for debt issuance cost	(6,817)	—
Net cash provided by financing activities	160,256	188,009
(Decrease) increase in cash and cash equivalents	(2,426)	6,590
Cash and cash equivalents:
Beginning of period	46,411	44,730
End of period	$43,985	$51,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries. We are a home discount retailer in the United States (“U.S.”). At May 4, 2024, we operated 1,392 stores in 48 states and an e-commerce platform. We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our websites are not part of this report.

The accompanying condensed consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. The condensed consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole. We have historically experienced seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the audited condensed consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (“2023 Form 10-K”).

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2024 (“2024”) is comprised of the 52 weeks that began on February 4, 2024 and will end on February 1, 2025. Fiscal year 2023 (“2023”) was comprised of the 53 weeks that began on January 29, 2023 and ended on February 3, 2024. The fiscal quarters ended May 4, 2024 (“first quarter of 2024”) and April 29, 2023 (“first quarter of 2023”) were both comprised of 13 weeks.

Liquidity
The Company has incurred net losses and used cash in operating activities in 2022, 2023, and the first quarter of 2024. The Company is currently in compliance with the covenants under the agreements governing its indebtedness (see Note 2 for additional information on these agreements and covenants) and its current aggregate available borrowings under the 2022 Credit Agreement and Term Loan Facility are $213.9 million, subject to certain borrowing base limitations discussed in Note 2. Due to ongoing negative macroeconomic factors and their uncertain impacts on the Company’s business, results of operations, and cash flows, the Company expects to experience further operating losses and expects to experience difficulty remaining in compliance with such covenants.

As further described below, management has implemented plans to reduce costs, improve sales, and enhance its financial flexibility and liquidity.

However, based on our current cash and liquidity projections, and uncertainties with respect to the mitigating effect of management’s plans, the Company has concluded there is a significant likelihood that it will be unable to comply with the Excess Availability Covenant under the 2022 Credit Agreement and the Term Loan Facility within the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern. Failure to comply with the Excess Availability Covenant would result in an event of default which could result in an acceleration of our obligations under the Term Loan Facility and the 2022 Credit Agreement. We can provide no assurance that the lender parties under the Term Loan Facility or the 2022 Credit Agreement would waive the Company’s failure to comply with the Excess Availability Covenant.

Notwithstanding the above, the Company intends to vigorously pursue its plans to enhance its liquidity, improve the performance of the business, and avoid a covenant violation. The Company is evaluating various alternatives to improve its available liquidity, including but not limited to, lease concessions and deferrals, entering a letter of credit facility, managing its working capital and raising additional capital. The Company is also seeking to further monetize assets, such as its remaining owned real estate property, through outright sale or sale and leaseback opportunities. Further, the Company is seeking to monetize certain pending litigation claims to which the Company is a plaintiff, which we expect would improve the Company’s liquidity position, if actioned. The Company also plans to drive significant improvements in sales and profitability through our key strategic actions, which include, among others, our actions to increase penetration of extreme bargains and closeouts, improve merchandise presentations that highlight our best deals and encourage basket growth and visit frequency, and drive productivity and efficiency in our business by aggressively pursuing operating expense and capital outlay reductions, which includes continuing to achieve savings through our Project Springboard initiative. These plans have not been finalized, are subject to market conditions, and are not fully within the Company’s control, and therefore cannot be deemed probable; however, management believes that, in aggregate, these plans have the potential to maintain the Company’s compliance with the Excess Availability Covenant.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty referenced above.

Long-Lived Assets
Our long-lived assets primarily consist of property and equipment - net and operating lease right-of-use assets. If the net book value of a store’s long-lived assets is not recoverable by the expected undiscounted future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term, which may include market comparative information for similar properties.

During the first quarter of 2024, the Company recorded aggregate asset impairment charges of $68.2 million related to 244 underperforming store locations, which were comprised of $44.2 million of operating lease right-of-use assets and $24.0 million of property and equipment - net. The asset impairment charges were recorded within selling and administrative expenses in our condensed consolidated statements of operations and comprehensive loss.

A significant decline in our financial performance could negatively affect the results of our assessments of the recoverability of our property and equipment-net and operating lease right-of-use assets and estimated fair value at the store level, resulting in future impairment charges.

In the first quarter of 2023, the Company recorded aggregate asset impairment charges of $83.8 million related to 237 underperforming store locations, which were comprised of $62.1 million of operating lease right-of-use assets, $22.4 million of property and equipment - net, partially offset by a gain on extinguishment of a lease liability resulting from a lease cancellation from a previous impaired store of $0.7 million.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, impairment charges, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs to stores in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $75.3 million and $140.2 million for the first quarter of 2024 and the first quarter of 2023, respectively. Distribution and outbound transportation costs in the first quarter of 2023 included $53.6 million of expenses associated with the exit of the former synthetic lease for our Apple Valley, California distribution center and $8.6 million to operate and wind down the Company’s four forward distribution centers, which were closed in the second quarter of 2023.
Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television and print advertising, digital, social media, internet and e-mail marketing and advertising, payment card-linked marketing and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $24.1 million and $24.8 million for the first quarter of 2024 and the first quarter of 2023, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the first quarter of 2024 and the first quarter of 2023:

	Thirteen Weeks Ended
(In thousands)	May 4, 2024	April 29, 2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,835	$7,945
Cash paid for income taxes, excluding impact of refunds	61	267
Gross proceeds from long-term debt under 2022 Credit Agreement	406,700	533,100
Gross proceeds from long-term debt under the Term Loan Facility, excluding debt issuance costs	50,000	—
Gross payments of long-term debt under 2022 Credit Agreement	284,600	332,900
Cash paid for operating lease liabilities	97,176	149,007
Non-cash activity:
Assets acquired under finance lease	—	38
Accrued property and equipment	11,074	9,919
Deemed acquisition in “failed sale-leaseback transaction”	—	100,000
Operating lease assets obtained in exchange for operating lease liabilities	6,203	85,933

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

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

NOTE 2 – DEBT

Bank Credit Facility
On September 21, 2022, we entered into a five-year asset-based revolving credit facility (as amended, the “2022 Credit Agreement”) in an aggregate committed amount of up to $900 million (the “Commitments”) that expires on September 21, 2027. In connection with our entry into the 2022 Credit Agreement, we paid bank fees and other expenses in the aggregate amount of $3.4 million, which are being amortized over the term of the 2022 Credit Agreement.

On April 18, 2024, concurrent with our entry into the Term Loan Facility (as defined below), the Company entered into the First Amendment to the 2022 Credit Agreement (the “ABL Amendment”). The ABL Amendment amended the 2022 Credit Agreement to, among other things, (1) permit the Term Loan Facility, (2) expand the scope of collateral to include non-working capital assets and a mortgage on the Company’s corporate headquarters located in Columbus, Ohio, (3) revise the borrowing base formula to include the Term Loan Pushdown Reserve (as defined below), (4) increase the interest rate spreads and replace CDOR with CORRA, (5) replace the fixed charge coverage ratio covenant with the Excess Availability Covenant (as defined below), and (6) make other changes to the 2022 Credit Agreement to conform with the Term Loan Facility. In connection with our entry into the ABL Amendment, we paid bank fees and other expenses in the aggregate amount of $2.2 million, which are being amortized over the term of the 2022 Credit Agreement. The bank fees and other expenses related to the ABL Amendment and the remaining unamortized fees from the 2022 Credit Agreement are recorded within other assets on the condensed consolidated balance sheets.

Revolving loans under the 2022 Credit Agreement are available in an aggregate amount equal to the lesser of (1) the aggregate Commitments and (2) a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves, including the Term Loan Pushdown Reserve (the “ABL Borrowing Base”). Under the 2022 Credit Agreement, we may obtain additional Commitments on no more than five occasions in an aggregate amount of up to $300 million, subject to agreement by the lenders to increase their respective Commitments and certain other conditions. The 2022 Credit Agreement includes a swing loan sublimit of 10% of the then applicable aggregate Commitments and a $90 million letter of credit sublimit. Loans made under the 2022 Credit Agreement may be prepaid without penalty. Borrowings under the 2022 Credit Agreement are available for general corporate purposes, working capital and to repay certain of our indebtedness as of closing. Our obligations under the 2022 Credit Agreement are guaranteed by the Loan Parties (other than the Borrowers) and, after giving effect to the ABL Amendment, our obligations under the 2022 Credit Agreement are secured by (a) a first priority lien on substantially all of the Loan Parties’ working capital assets, including credit card receivables and inventory, and (b) a second priority lien on substantially all of the Loan Parties’ non-working capital personal property assets, including fixtures, machinery, equipment, and intellectual property, and a second priority mortgage on the Company’s corporate headquarters located in Columbus, Ohio, in each case subject to certain permitted liens. The pricing and certain fees under the 2022 Credit Agreement fluctuate based on our borrowing availability under the 2022 Credit Agreement. The 2022 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate, adjusted daily simple SOFR or one, three or six month adjusted Term SOFR. We will also pay an unused commitment fee of 0.20% per annum on the unused Commitments. The 2022 Credit Agreement contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default, including a cross default to other material indebtedness. In addition, after giving effect to the ABL Amendment, the 2022 Credit Agreement requires us to maintain minimum excess availability (“Excess Availability Covenant”) of at least the greater of (i) $80.0 million or (ii) 10% of the lesser of the aggregate Commitments under the 2022 Credit Agreement (currently $900.0 million) and the ABL Borrowing Base (the “Maximum Credit Amount”) (without giving effect to the Term Loan Pushdown Reserve). A violation of these covenants would result in a default under the 2022 Credit Agreement which would permit the lenders to restrict our ability to further access the 2022 Credit Agreement for loans and letters of credit and could require the immediate repayment of any outstanding loans under the 2022 Credit Agreement.

The fair values of our long-term obligations under the 2022 Credit Agreement are estimated based on quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. We believe the carrying value of our debt is a reasonable approximation of fair value.

Term Loan Facility
On April 18, 2024, the Company entered into a Credit Agreement (the “Term Loan Facility”) among the Company and Big Lots Stores, LLC, as borrowers (the “Borrowers”), all other domestic subsidiaries of the Company, as guarantors (together with the Borrowers, the “Loan Parties”), 1903P Loan Agent, LLC (the “Term Loan Agent”), as administrative agent and collateral agent, and the other lenders named therein. The Term Loan Facility provides for a “first in, last out” delayed draw term loan facility in an aggregate committed amount of up to $200 million (the “Term Loan Facility Commitments”). At commencement of the Term Loan Facility, the Company drew down $50 million in total borrowings under the Term Loan Facility.

Loans under the Term Loan Facility are available in an aggregate amount equal to the lesser of (1) the aggregate Term Loan Facility Commitments and (2) a borrowing base calculated based on specified percentages of eligible inventory, credit card receivables, real estate, fixtures, machinery and equipment, subject to customary exceptions and reserves (the “Term Loan Borrowing Base”). If at any time the amounts borrowed under the Term Loan Facility exceed the Term Loan Borrowing Base, the Company is required to maintain a reserve against the ABL Borrowing Base in an amount equal to such excess (the “Term Loan Pushdown Reserve”). Borrowings under the Term Loan Facility are available for general corporate purposes, working capital and to repay a portion of our indebtedness outstanding under the 2022 Credit Agreement.

All amounts of the Term Loan Facility outstanding on the maturity date will be due and payable in full on September 21, 2027. The Term Loan Facility requires mandatory prepayments in connection with certain sales or dispositions of assets, the incurrence of certain additional debt, certain issuances of additional equity, the receipt of certain extraordinary receipts, subject to certain exceptions and, in the case of certain sales or other dispositions, reinvestment rights. Some mandatory prepayments are subject to a prepayment fee. Subject to compliance with applicable provisions and tests under the 2022 Credit Agreement, voluntary prepayments under the Term Loan Facility are permitted at any time upon proper notice and, in certain instances, a prepayment fee.

Amounts borrowed under the Term Loan Facility bear interest at a variable rate indexed to SOFR plus a pricing margin ranging from 9.25% to 10.00% per annum based on our total borrowings under the Term Loan Facility. Interest payments under the Term Loan Facility are due on the first day of each calendar month. As of May 4, 2024, the interest rate on the outstanding Term Loan Facility borrowings was 14.6%.

The Term Loan Facility requires the Borrowers to satisfy the Excess Availability Covenant. In addition, the Term Loan Facility contains customary covenants and restrictions on the Company’s and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or its fiscal year, and permitted activities of the Company.

The Term Loan Facility also contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties defaults, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, structural defaults under the loan documents and a change of control default. The occurrence of an event of default could result in the acceleration of our obligations under the Term Loan Facility. Under certain circumstances, a default interest rate will apply on any amount payable under the Term Loan Facility during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate for any principal and 2.00% above the rate applicable for base rate loans for any other interest.

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

The Company recorded deferred financing costs associated with the issuance of the Term Loan Facility. As of May 4, 2024, the debt financing costs associated with the Term Loan Facility were $4.6 million and had unamortized costs of $4.5 million These costs will be amortized over the respective contractual term of the Term Loan Facility. The aggregate outstanding principal amount of the Term Loan Facility is presented on the condensed consolidated balance sheets, net of unamortized costs.

The fair values of our long-term obligations under the Term Loan Facility are estimated based on quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. We believe the carrying value of our debt is a reasonable approximation of fair value.

As of May 4, 2024, we had an aggregate borrowing base (as defined under the 2022 Credit Agreement and Term Loan Facility) of $956.7 million under the 2022 Credit Agreement and Term Loan Facility. At May 4, 2024, we had $578.2 million in aggregate borrowings outstanding under the 2022 Credit Agreement and Term Loan Facility and $53.6 million committed to outstanding letters of credit, leaving $324.9 million of aggregate availability under the 2022 Credit Agreement and Term Loan Facility, subject to certain borrowing base limitations as further discussed above.

Secured Insurance Premium Financing Obligation
In the second quarter of 2023, we entered into three individual financing agreements (“2023 Term Notes”) in an aggregate amount of $16.2 million, which are secured by unearned prepaid insurance premiums. The 2023 Term Notes were paid in full as of May 4, 2024. The 2023 Term Notes carried annual interest rates ranging from 7.1% to 8.5%. The Company did not receive any cash in connection with its entry into the 2023 Term Notes.

In 2023, we entered into an immaterial financing arrangement for server and software equipment, which is included within the 2023 Term Notes balance noted within the table below.

Debt was recorded in our condensed consolidated balance sheets as follows:

Instrument (In thousands)	May 4, 2024	February 3, 2024
2022 Credit Agreement	$528,200	$406,100
Term Loan Facility	50,000	—
2023 Term Notes	361	3,021
Total debt	578,561	409,121
Less current portion of 2023 Term Notes (included in Accrued operating expenses)	(190)	(2,850)
Total long-term debt	578,371	406,271
Less: Unamortized debt issuance costs related to Term Loan Facility	(4,528)	—
Total Long-term debt - net	573,843	$406,271

NOTE 3 – SYNTHETIC LEASE

Synthetic Lease
The 2023 Synthetic Lease (as defined below) related to our Apple Valley, CA distribution center was terminated and paid off on August 25, 2023 in connection with the closing of the sale and leaseback transactions described in more detail in Note 10.

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

Also on March 15, 2023, we entered into a Lease Agreement and supplement to the Lease Agreement (collectively, the “Lease” and together with the Participation Agreement and related agreements, the “2023 Synthetic Lease”) pursuant to which the Lessor agreed to lease the Leased Property to Lessee for an initial term of 60 months. The Lease could have been extended for up to an additional five years, in one-year or longer annual periods, with each renewal subject to approval by the Participants. The 2023 Synthetic Lease required Lessee to pay basic rent on the scheduled payment dates in arrears in an amount equal to (a) a per annum rate equal to Term SOFR for the applicable payment period plus a 10 basis point spread adjustment plus an applicable margin equal to 250 basis points multiplied by (b) the portion of the lease balance not constituting the investment by Lessor in the Leased Property. In addition to basic rent, Lessee was required to pay all costs and expenses associated with the use or occupancy of the Leased Property, including without limitation, maintenance, insurance and certain indemnity payments. GAAP treatment of the synthetic lease refinancing transaction required us to treat the assignment of the purchase option from Prior Lessor to Lessor as a deemed acquisition of the Leased Property due to the Company’s control of the Leased Property under GAAP at the time the assigned purchase option was exercised. Accordingly, the Company applied sale and leaseback accounting to the transfer of the property from the Prior Lessor to the Lessor. The transaction met the criteria of a “failed sale-

leaseback” under GAAP, which required us to record an asset for the deemed acquisition and an equivalent financing liability that represents the cost to acquire the Leased Property.

Concurrently with Lessor’s purchase of the Leased Property from Prior Lessor, the participation agreement and lease agreement associated with our former synthetic lease arrangement, in each case entered into on November 30, 2017, and most recently amended on September 21, 2022 (the “Prior Synthetic Lease”), were terminated effective on March 15, 2023. In connection with the termination of the Prior Synthetic Lease, the Company paid a termination fee of approximately $53.4 million to Prior Lessor using borrowings under the 2022 Credit Agreement. As a result of the termination of the Prior Synthetic Lease, the ABL Borrowing Base is no longer subject to a reserve for the outstanding balance under the Prior Synthetic Lease.

NOTE 4 – SHAREHOLDERS’ EQUITY

Earnings per Share
No adjustments were required to be made to our weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share for all periods presented. At May 4, 2024, performance share units that vest based on a relative total shareholder return (“TSR PSUs” see Note 5 for a more detailed description of these awards), shareholder value creation awards (“SVCA PSUs” - see Note 5 for a more detailed description of these awards), and certain restricted stock units (“RSUs”) with a minimum performance requirement (see Note 5 for a more detailed description of these awards) were excluded from our computation of earnings (loss) per share because the minimum applicable performance conditions had not been attained. Antidilutive RSUs, performance share units (“PSUs”), SVCA PSUs, and TSR PSUs are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The aggregate number of RSUs, PSUs, SVCA PSUs, and TSR PSUs that were antidilutive, as determined under the treasury stock method, was 1.1 million and 0.9 million for the first quarter of 2024 and the first quarter of 2023, respectively. Due to the net loss recorded in the condensed consolidated statements of operations, any potentially dilutive shares were excluded from the denominator in computing diluted earnings (loss) per common share for the first quarter of 2024 and the first quarter of 2023.

Share Repurchase Programs
On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares (“2021 Repurchase Authorization”). Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions, our compliance with the terms of the 2022 Credit Agreement and Term Loan Facility, and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the first quarter of 2024 and first quarter of 2023, no shares were repurchased under the 2021 Repurchase Authorization. As of May 4, 2024, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

Common shares acquired through repurchase authorizations are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

In addition to shares repurchased under the repurchase authorizations, purchases of common shares reported in the condensed consolidated statements of shareholders’ equity and the condensed consolidated statements of cash flows include shares repurchased to satisfy income tax withholdings associated with the vesting of share-based awards. In the first quarter of 2024 and first quarter of 2023, purchases of common shares reported in the condensed consolidated statements of shareholders’ equity and condensed consolidated statements of cash flows were solely comprised of shares repurchased to satisfy income tax withholdings associated with the vesting of share-based awards.

Dividends
The Company declared and paid cash dividends per common share during the quarterly periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2024:		(In thousands)	(In thousands)
First quarter	$—	$(11)	$159
Total	$—	$(11)	$159
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

NOTE 5 – SHARE-BASED PLANS

We have issued RSUs, PSUs, SVCA PSUs, and TSR PSUs under our shareholder-approved equity compensation plans. We recognized share-based compensation expense of $2.7 million and $4.1 million in the first quarter of 2024 and the first quarter of 2023, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested RSU activity for the first quarter of 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested RSUs at February 3, 2024	1,910,203	$12.54
Granted	987,147	3.90
Vested	(485,611)	18.12
Forfeited	(126,110)	11.83
Outstanding non-vested RSUs at May 4, 2024	2,285,629	$7.33

The non-vested RSUs granted in 2022, 2023, and the first quarter of 2024 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if the grantee remains employed by us through the vesting dates. We estimated that the attainment of the financial performance objective associated with certain RSUs granted in 2022 will fall below the minimum required performance threshold. The RSUs granted in 2024 and 2023 have no required financial performance objectives. The RSUs granted in 2024 were only issued to certain executive members of management.

Performance Share Units
We awarded PSUs to certain members of management in 2021, which would vest if certain financial performance objectives were achieved over a three-year performance period and the grantee remained employed by us through that performance period. The performance period for the 2021 PSUs ended on February 3, 2024, and the applicable financial performance objectives were not achieved. As a result, the 2021 PSUs were forfeited on the first trading day after the filing of our 2023 Form 10-K and no share-based compensation expense was recognized.

As a result of the process used to establish the financial performance objectives, we established the grant date for 2022 PSUs in the first quarter of 2024, when we communicated the financial performance objectives for the third fiscal year of the award to the award recipients, which also established the service inception date, the fair value of the awards, and the associated expense recognition period for the 2022 PSUs. If we meet the applicable threshold financial performance objectives over the three-year performance period and the grantee remains employed by us through the end of the performance period, the PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for fiscal 2024.

The number of shares distributed upon vesting of the 2022 PSUs depends on the average performance attained during the three-year performance period compared to the performance targets established by the Human Capital and Compensation Committee, and may result in the distribution of an amount of shares that is greater or less than the number of 2022 PSUs granted, as defined in the award agreement.

In 2023, we issued PSUs to certain members of management, which will vest if minimum financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the remainder of the service period. The financial performance objectives will be established for each fiscal year within the three-year performance period and are generally approved by the Human Capital and Compensation Committee during the first quarter of the respective fiscal year.

As a result of the process used to establish the financial performance objectives, we met the requirements for establishing a grant date and subsequently the service inception date, fair value of the awards, and associated expense recognition period for the second tranche of 2023 PSUs after the Human Capital and Compensation Committee established the 2024 fiscal year financial performance objectives in the first quarter of 2024. If we meet the applicable threshold financial performance objectives for any of the three tranches and the grantee remains employed by us through the end of the performance period, the PSUs will vest on the first trading day after we file our Annual Report on Form 10-K for the last fiscal year in the three-year performance period. The 2024 financial performance objectives established in the first quarter of 2024 applied to the 2022 PSU awards, 2023 PSU awards, and the 2024 performance cash awards mentioned in the “Cash Awards” section.

The number of shares distributed upon vesting of the 2023 PSUs depends on the average performance attained during the three-year performance period compared to the financial performance objectives established by the Human Capital and Compensation Committee, and may result in the distribution of an amount of shares that is equal to or less than the number of 2023 PSUs granted.

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

In the first quarter of 2024, we did not issue PSUs, SVCA PSUs, or TSR PSUs to any members of management. Instead, we granted performance-based cash awards and time-based cash awards to certain members of management. See the “Cash Awards” section of this note for additional details regarding these awards.

We have begun or expect to begin recognizing expense related to PSUs, TSR PSUs, and SVCA PSUs as follows:

Issue Year	PSU Category	Outstanding Units at May 4, 2024	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2022	TSR PSU	44,031	Fiscal 2022		Fiscal 2022 - 2024
2022	PSU	176,162	March 2024		Fiscal 2024
2023	PSU (“FY23 Tranche”)	141,485	August 2023		Fiscal 2023 - 2025
2023	PSU (“FY24 Tranche”)	141,485	March 2024		Fiscal 2024 - 2025
2023	PSU (“FY25 Tranche”)	141,485		March 2025	Fiscal 2025
2023	TSR PSU	106,109	March 2023		Fiscal 2023 - 2025
2023	SVCA PSU	433,985	March 2023		Fiscal 2023 - 2025
Total		1,184,742

We recognized $0.2 million and $0.4 million of share-based compensation expense related to PSUs, TSR PSUs and SVCA PSUs in the first quarter of 2024 and the first quarter of 2023, respectively.

At May 4, 2024, we estimated that our financial performance will fall below the threshold performance objectives established for the 2022 PSUs and the FY24 Tranche of the 2023 PSUs. As of May 4, 2024, financial performance objectives have not been set for the FY25 Tranche of the 2023 PSUs. As a result, only the 2022 PSUs, the FY23 Tranche of the 2023 PSUs and the FY24 Tranche of the 2023 PSUs were deemed outstanding at May 4, 2024. In the first quarter 2024, we did not recognize share-based compensation expense related to the 2022 PSUs or the FY24 Tranche of the 2023 PSUs.

The following table summarizes the activity related to PSUs, TSR PSUs, and SVCA PSUs for the first quarter of 2024:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs, TSR PSUs, and SVCA PSUs at February 3, 2024	978,683	$7.34
Granted	332,049	3.90
Vested	—	—
Forfeited	(267,475)	6.70
Outstanding PSUs, TSR PSUs, and SVCA PSUs at May 4, 2024	1,043,257	$6.41

The following activity occurred under our share-based plans during the respective periods shown:

	First Quarter
(In thousands)	2024	2023
Total fair value of restricted stock vested	$1,858	$3,410

The total unearned compensation expense related to all share-based awards outstanding, excluding the FY25 Tranche of the 2023 PSUs, was approximately $12.0 million at May 4, 2024. We expect to recognize this compensation cost through February 2026 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.8 years from May 4, 2024.

Cash Awards
In the first quarter of 2024, in lieu of awarding RSUs, we issued time-based cash awards to certain members of management, which vest, and are expensed, on a ratable basis over the three-year period following the grant date of the award. These awards do not contain any required financial performance objectives. The grant date cash value of these awards was $6.3 million.

In the first quarter of 2024, in lieu of awarding PSUs, we awarded performance-based cash awards to certain members of management, which will vest if minimum financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. The financial performance objectives will be established for each fiscal year within the three-year performance period and are generally approved by the Human Capital and Compensation Committee during the first quarter of the respective fiscal year. In the first quarter of 2024, the Human Capital and Compensation Committee established the financial performance objectives for the 2024 fiscal year which apply to the 2024 performance-based cash awards. Additionally, the performance-based cash awards contain a feature that allows the Company to settle the vested award through the issuance of cash, a variable number of shares, or a combination of both, as determined by the Human Capital and Compensation Committee in its sole discretion. Based on the shares available to be issued under the amended and restated 2020 Long-Term Incentive Plan (“2020 LTIP”), the Company does not expect to be able to settle these awards in shares. Therefore, these awards will be classified as liability awards unless it becomes probable that they can be settled in shares. The grant date cash value of these awards was $13.1 million.

We recognized compensation expense of $0.3 million during the first quarter of 2024 related to the cash awards described above. The time-based cash awards and performance-based cash awards have been recorded as a liability within accrued operating expenses in our condensed consolidated balance sheets.

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

We record income tax expense, income tax receivable, and deferred tax assets and related liabilities based on our best estimates. Additionally, we assess the likelihood of realizing the benefits of our deferred tax assets. Our ability to recover these deferred tax assets depends on several factors, including our ability to project future taxable income. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As of May 4, 2024, the Company remains in a historical three-year cumulative loss position, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. Accordingly, we have maintained a full valuation allowance on our deferred tax assets as of the first quarter of 2024. The change in valuation allowance increased by $33.7 million to $192.9 million at the end of first quarter of 2024 compared to $159.2 million at the end of fourth quarter of 2023.

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

The following table presents net sales data by merchandise category:

	First Quarter
(In thousands)	2024	2023
Furniture	$291,649	$312,144
Consumables	173,924	194,265
Seasonal	160,764	177,008
Soft Home	152,588	174,685
Food	136,907	157,036
Hard Home	93,280	108,439
Net sales	$1,009,112	$1,123,577

NOTE 9 – SUPPLIER FINANCE PROGRAM

In 2023 and through February 16, 2024, we facilitated a voluntary supply chain finance (“SCF”) program through a participating financial institution. This SCF program enabled our suppliers to sell their receivables due from the Company to a participating financial institution at their discretion. As of February 16, 2024, the participating financial institution suspended funding and we have chosen to suspend the program until such time that unsecured funding is available.

As of May 4, 2024 and April 29, 2023, the SCF program had $0.0 million and $55.0 million of revolving capacity, respectively. Prior to February 16, 2024, we were not a party to the agreements between the participating financial institution and the suppliers in connection with the SCF program. The range of payment terms we negotiated with our suppliers was consistent, irrespective of whether a supplier participated in the SCF program. No guarantees were provided by the Company or any of our subsidiaries under the SCF program.
The following table summarizes changes in the supplier finance program balance:

	First Quarter
(In thousands)	2024	2023
Confirmed obligations outstanding at beginning of period	$17.8	$35.4
Invoices confirmed during period	4.4	29.7
Confirmed invoices paid during period	(22.2)	(51.8)
Confirmed obligations outstanding at period end	$—	$13.3

The amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included within the accounts payable on our condensed consolidated balance sheets. Amounts under the SCF program included within accounts payable were $17.8 million, $0.0 million, and $13.3 million as of February 3, 2024, May 4, 2024, and April 29, 2023, respectively. Payments made under the SCF program to the financial institution, like payments of other accounts payable, are a reduction to our operating cash flow.

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the current economic and credit conditions, inflation, the cost of goods, our inability to successfully execute strategic initiatives, competitive pressures, economic pressures on our customers and us, our inability to implement strategic actions and alternatives to improve our performance and liquidity and mitigate the existence of “substantial doubt” regarding our ability to continue as a going concern, our inability to increase cash flow to support our operating activities and fund our obligations and working capital needs, the availability of brand name closeout merchandise, trade restrictions, freight costs, the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This report should be read in conjunction with such filings, and you should consider all of these risks, uncertainties and other factors carefully in evaluating forward-looking statements.

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

OVERVIEW

The discussion and analysis presented below should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. Each term defined in the notes to the accompanying condensed consolidated financial statements has the same meaning in this item and the balance of this report.

The following are the results from the first quarter of 2024 that we believe are key indicators of our operating performance when compared to our operating performance from the first quarter of 2023:

•Net sales decreased $114.5 million, or 10.2%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce net sales, decreased $108.3 million, or 9.9%.
•Gross margin dollars decreased $20.8 million, while gross margin rate increased 190 basis points to 36.8% of net sales.
•Selling and administrative expenses decreased $87.9 million to $533.0 million. As a percentage of net sales, selling and administrative expenses increased 250 basis points to 52.8% of net sales.
•Included within our selling and administrative expenses were closing costs and other related expenses associated with the closure of our forward distribution centers (“FDCs”), which decreased $7.7 million from $8.6 million in the first quarter of 2023 to $0.9 million in the first quarter of 2024.
•Also included within our selling and administrative expenses in the first quarter of 2024 were professional fees related to a cost reduction and productivity initiative (“Project Springboard”) of $3.6 million.
•Operating loss rate was (19.1)% compared to an operating loss rate of (23.2)% in the first quarter of 2023.
•Diluted earnings (loss) per share was $(6.99) per share in the first quarter of 2024 compared to diluted loss per share of $(7.10) in the first quarter of 2023.
•Long-term debt increased $72.2 million from $501.6 million in the first quarter of 2023 to $573.8 million for the first quarter of 2024. The Company ended the first quarter of 2024 with $324.9 million of aggregate available borrowings under the 2022 Credit Agreement and Term Loan Facility, subject to certain borrowing base limitations, compared to $366.7 million at the end of the first quarter of 2023.
•Inventory decreased by 12.7%, or $137.8 million, from $1,087.7 million at the end of the first quarter of 2023 to $949.9 million at the end of the first quarter of 2024.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the first quarter of 2024 and the first quarter of 2023:

	2024	2023
Stores open at the beginning of the fiscal year	1,392	1,425
Stores opened during the period	—	3
Stores closed during the period	—	(1)
Stores open at the end of the period	1,392	1,427

In 2024, we currently expect to open 3 stores and close 35 to 40 stores.

RESULTS OF OPERATIONS

The following table compares components of our condensed consolidated statements of operations and comprehensive loss as a percentage of net sales at the end of each period:

	First Quarter
	2024	2023
Net sales	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	63.2	65.1
Gross margin	36.8	34.9
Selling and administrative expenses	52.8	55.3
Depreciation expense	3.1	3.3
Gain on sale of real estate, net	0.0	(0.3)
Operating loss	(19.1)	(23.2)
Interest expense	(1.2)	(0.8)
Other income (expense)	0.0	0.0
Loss before income taxes	(20.3)	(24.1)
Income tax expense (benefit)	0.0	(5.7)
Net loss and comprehensive loss	(20.3)%	(18.3)%

FIRST QUARTER OF 2024 COMPARED TO FIRST QUARTER OF 2023

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the first quarter of 2024 compared to the first quarter of 2023 were as follows:

First Quarter
($ in thousands)	2024		2023		Change		Comps
Furniture	$291,649	29.0%	$312,144	27.7%	$(20,495)	(6.6)%	(5.6)%
Consumables	173,924	17.2%	194,265	17.3%	(20,341)	(10.5)%	(7.9)%
Seasonal	160,764	15.9%	177,008	15.8%	(16,244)	(9.2)%	(15.2)%
Soft Home	152,588	15.1%	174,685	15.5%	(22,097)	(12.6)%	(11.3)%
Food	136,907	13.6%	157,036	14.0%	(20,129)	(12.8)%	(10.2)%
Hard Home	93,280	9.2%	108,439	9.7%	(15,159)	(14.0)%	(13.7)%
Net sales	$1,009,112	100.0%	$1,123,577	100.0%	$(114,465)	(10.2)%	(9.9)%

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

Net sales decreased $114.5 million, or 10.2%, to $1,009.1 million in the first quarter of 2024, compared to $1,123.6 million in the first quarter of 2023. The decrease in net sales was primarily driven by a 9.9% decrease in our comps, which decreased net sales by $108.3 million, and a 0.3% decrease in our non-comparable sales, which decreased net sales by $6.2 million. The decrease in non-comparable sales was driven by the net decrease of 35 stores since the first quarter of 2023. Our comps are calculated based on the results of all stores that were open at least fifteen months plus our e-commerce net sales.

In the first quarter of 2024, we experienced decreased comps and net sales in all of our merchandise categories. Our home products categories, which include Furniture, Seasonal, Soft Home, and Hard Home, continue to be negatively impacted by macroeconomic pressures affecting our customers’ discretionary spending in the first quarter of 2024. Our Furniture and

Seasonal categories continue to be impacted by a decrease in demand for large-ticket products as customers remain cautious with discretionary spending.

While our Furniture category experienced a decrease in comps and net sales in the first quarter of 2024, this category performed relatively better than other home product categories in the first quarter of 2024, due to Broyhill® branded products returning to normal in-stock levels as compared to the shortage we experienced in the first quarter of 2023, as a result of the closure of our largest Broyhill® brand supplier.

Our Seasonal category experienced decreased sales and net comps largely driven by our lawn & garden department, as performance in this department relies on sales of large-ticket items. In addition, our lawn & garden department was impacted by our overall reduced promotional and markdown activity compared to the first quarter of 2023.

Although our Food and Consumables categories are less sensitive to changes in discretionary spending, they have experienced higher decreased sales and net comps in the first quarter of 2024 compared to our home product categories. While all departments within our Food category experienced a decrease in comps and net sales in the first quarter of 2024, our candy and snacks departments experienced the most significant decline. We believe these departments were significantly impacted by the lack of Bargain and Extreme Bargain product assortments. We are focusing on increasing our Bargain and Extreme Bargain assortments within these departments throughout the remainder of 2024.

Gross Margin
Gross margin dollars decreased $20.8 million, or 5.3%, to $371.7 million for the first quarter of 2024, compared to $392.5 million for the first quarter of 2023. The decrease in gross margin dollars was due to a decrease in net sales, which decreased gross margin dollars by $40.0 million, partially offset by an increase in gross margin rate, which increased gross margin dollars by $19.2 million. Gross margin as a percentage of net sales increased 190 basis points to 36.8% in the first quarter of 2024 compared to 34.9% in the first quarter of 2023. The gross margin rate increase was primarily due to a lower markdown rate. The lower markdown rate was a result of better alignment of our inventory purchase activity to consumer demand compared to the first quarter of 2023, which reduced promotional activity.

Selling and Administrative Expenses
Selling and administrative expenses were $533.0 million for the first quarter of 2024, compared to $620.9 million for the first quarter of 2023. The decrease of $87.9 million, or (14.2)%, was primarily attributable to the absence of a lease payment related to the exit of our Prior Synthetic Lease of $53.6 million in first quarter of 2023, and decreases in the termination costs and related expenses for the exit of our FDC operations of $7.7 million, store asset impairment charges of $15.6 million (see Note 1 to the accompanying condensed consolidated financial statements) resulting from a review of underperforming stores, store occupancy expense of $1.9 million, and credit card and bank fees of $1.7 million. The decrease in store occupancy expense was primarily the result of a lower year-over-year store count and operating lease right-of-use asset impairments recorded in the trailing twelve months, which decreased amortization expense on operating lease right-of-use assets, partially offset by increased lease expense associated with lease renewals and sale and leaseback transactions completed in 2023. The decrease in credit card and bank fees was primarily driven by the decreased sales volume compared to the first quarter of 2023. These decreases were partially offset by an increase in professional fees related to Project Springboard of $3.6 million.

As a percentage of net sales, selling and administrative expenses decreased 250 basis points to 52.8% for the first quarter of 2024 compared to 55.3% for the first quarter of 2023.

Depreciation Expense
Depreciation expense decreased $5.0 million to $31.6 million in the first quarter of 2024, compared to $36.6 million in the first quarter of 2023. The decrease in depreciation expense was driven by the absence of FDC related depreciation, asset impairment charges recorded in the last twelve months, decreased capital expenditures in the trailing twelve months, and the absence of depreciation for store properties sold in the last twelve months.

Depreciation expense as a percentage of sales decreased 20 basis points compared to the first quarter of 2023.

Gain on Sale of Real Estate
In the first quarter of 2023, the Company completed the sale of one owned store location with an aggregate net book value of $0.7 million. The net cash proceeds on the sale of real estate were $4.4 million and resulted in a gain after related expenses of $3.8 million. There were no sales of real estate completed in the first quarter of 2024.

Interest Expense
Interest expense was $12.0 million in the first quarter of 2024, compared to $9.1 million in the first quarter of 2023. The increase in interest expense was primarily driven by higher total average borrowings (including in connection with our entry into the new Term Loan Facility) and an increase in our weighted average interest rate. We had total average borrowings of $660.2 million in the first quarter of 2024 compared to total average borrowings of $574.5 million in the first quarter of 2023. The increase in total average borrowings was driven by borrowings under our 2022 Credit Agreement and Term Loan Facility in the first quarter of 2024 compared to the first quarter of 2023. The increase in our weighted average interest rate throughout the first quarter of 2024 compared to the first quarter of 2023 was primarily due to a year-over-year increase in Term SOFR, which is the basis for interest accrued on borrowings under the 2022 Credit Agreement and Term Loan Facility.

Income Taxes
The effective income tax rate for the first quarter of 2024 and the first quarter of 2023 was (0.1)% and 23.8%, respectively. The change in the effective income tax rate was a result of a full valuation allowance on our deferred assets as of the first quarter of 2024 compared to no valuation allowance recorded as of the first quarter of 2023. The effect of the change in valuation allowance was partially offset by the effect of carry back employment related tax credits and state net operating losses to prior fiscal periods.

Known Trends and 2024 Guidance
In 2024, the U.S. economy has continued to face macroeconomic challenges including elevated inflation, which has adversely impacted the buying power of our customers. We incorporated our current best estimate of these impacts into the guidance below.

As of June 6, 2024, we expect the following in the second quarter of 2024:

•a comparable sales decrease in the mid-to-high single digits compared to the second quarter of 2023, representing a modest improvement from the first quarter of 2024;
•gross margin rate improvement of approximately at least 300 basis points compared to the second quarter of 2023, driven by reduced markdown activity, lower freight costs and cost savings initiatives; and
•combined selling and administrative expenses and depreciation, excluding termination costs and related expenses for the exit of our FDC operations, down low to mid-single digits compared to the second quarter of 2023.

For 2024, we expect capital expenditures of approximately $60 million.

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

On April 18, 2024, concurrent with our entry into the Term Loan Facility, we entered into the First Amendment to Credit Agreement (the “ABL Amendment”), which amended the 2022 Credit Agreement to, among other things, (1) permit the Term Loan Facility, (2) expand the scope of collateral to include non-working capital assets and a mortgage on the Company’s corporate headquarters located in Columbus, Ohio, (3) revise the borrowing base formula therein to include the Term Loan Pushdown Reserve (as defined in Note 2), (4) increase the interest rate spreads and replace CDOR with CORRA, (5) replace the fixed charge coverage ratio covenant with an Excess Availability Covenant (as defined in Note 2), and (6) make other changes to the 2022 Credit Agreement to conform with the Term Loan Facility.

Revolving loans under the 2022 Credit Agreement are available in an aggregate amount equal to the lesser of (1) the aggregate Commitments and (2) a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves, including the Term Loan Pushdown Reserve (the “ABL Borrowing Base”). The 2022 Credit Agreement includes a swing loan sublimit of 10% of the then applicable aggregate Commitments and a $90 million letter of credit sublimit. Loans made under the 2022 Credit Agreement may be prepaid without penalty. Borrowings under the 2022 Credit Agreement are available for general corporate purposes, working capital and to repay certain of our indebtedness as of closing. All obligations under the 2022 Credit Agreement are guaranteed by the Loan Parties (other than the Borrowers) and, after giving effect to the ABL Amendment, our obligations under the 2022 Credit Agreement are secured by (a) a first priority lien on substantially all of the Loan Parties’ working capital assets, including credit card receivables and inventory, and (b) a second priority lien on substantially all of the Loan Parties’ non-working capital personal property assets, including fixtures, machinery, equipment, and intellectual property, and a second priority mortgage on the Company’s corporate headquarters located in Columbus, Ohio, in each case subject to certain permitted liens. The pricing and certain fees under the 2022 Credit Agreement fluctuate based on our borrowing availability under the 2022 Credit Agreement. The 2022 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate, adjusted daily simply SOFR or one, three or six month adjusted Term SOFR. We also pay an unused commitment fee of 0.20% per annum on the unused Commitments. The 2022 Credit Agreement contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default, including a cross default to other material indebtedness. In addition, after giving effect to the ABL Amendment, the 2022 Credit Agreement requires us to comply with an Excess Availability Covenant (the requirements of which are described in Note 2). A violation of these covenants would result in a default under the 2022 Credit Agreement which would permit the lenders to restrict our ability to further access the 2022 Credit Agreement for loans and letters of credit and could require the immediate repayment of any outstanding loans under the 2022 Credit Agreement. At May 4, 2024, we were in compliance with the covenants of the 2022 Credit Agreement and Term Loan Facility.

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

Loans under the Term Loan Facility are available in an aggregate amount equal to the lesser of (1) the aggregate Commitments and (2) a borrowing base calculated based on specified percentages of eligible inventory, credit card receivables, real estate, fixtures, machinery and equipment, subject to customary exceptions and reserves (the “Term Loan Borrowing Base”). If at any time the amounts borrowed under the Term Loan Facility exceed the Term Loan Borrowing Base, the Company is required to maintain a reserve against the ABL Borrowing Base in an amount equal to such excess (“the Term Loan Pushdown Reserve”). Borrowings under the Term Loan Facility are available for general corporate purposes, working capital and to repay a portion of our indebtedness outstanding under the 2022 Credit Agreement.

All amounts of the Term Loan Facility outstanding on the maturity date will be due and payable on September 21, 2027. The Term Loan Facility requires mandatory prepayments in connection with certain sales or dispositions of assets, the incurrence of certain additional debt, certain issuances of additional equity and receipt of certain extraordinary receipts, subject to certain exceptions and, in the case of certain sales or other dispositions, reinvestment rights. Some mandatory prepayments are subject to a prepayment fee. Subject to compliance with applicable provisions and tests under the 2022 Credit Agreement, voluntary prepayments under the Term Loan Facility are permitted at any time upon notice and, in certain instances, a prepayment fee.

Amounts borrowed under the Term Loan Facility bear interest at a variable rate indexed to SOFR plus a pricing margin ranging from 9.25% to 10.00% per annum, based on our total borrowings under the Term Loan Facility. Interest payments under the Term Loan Facility are due on the first day of each calendar month. As of May 4, 2024, the interest rate on the outstanding Term Loan Facility borrowings was 14.6%.

The Term Loan Facility requires the Borrowers to satisfy the Excess Availability Covenant. In addition, the Term Loan Facility contains customary covenants and restrictions on the Company’s and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or its fiscal year, and permitted activities of the Company.

The Term Loan Facility also contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties defaults, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, structural defaults under the loan documents and a change of control default. The occurrence of an event of default could result in the acceleration of our obligations under the Term Loan Facility. Under certain circumstances, a default interest rate will apply on any amount payable under the Term Loan Facility during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate for any principal and 2.00% above the rate applicable for base rate loans for any other interest.

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

As of May 4, 2024, we had an aggregate borrowing base (as defined under the 2022 Credit Agreement and Term Loan Facility) of $956.7 million under the 2022 Credit Agreement and Term Loan Facility. At May 4, 2024, we had $578.2 million in aggregate borrowings outstanding under the 2022 Credit Agreement and Term Loan Facility and $53.6 million committed to outstanding letters of credit, leaving $324.9 million of aggregate availability under the 2022 Credit Agreement and Term Loan Facility, subject to certain borrowing base limitations as further discussed above.

The primary source of our liquidity is cash flows from operations and borrowings under the 2022 Credit Agreement and the Term Loan Facility. Our net loss and, consequently, our cash (used in) provided by operating activities are impacted by net sales volume, seasonal sales patterns, and operating (loss) profit margins. Historically, our cash provided by operations typically peaks in the fourth quarter of each fiscal year due to net sales generated during the holiday selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter as we build our inventory levels prior to the holiday selling season. We have historically funded those requirements with cash provided by operations and borrowings under our credit facilities. Cash requirements include, among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments.

The Company has incurred net losses and used cash in operating activities in 2022, 2023, and the first quarter of 2024. The Company is currently in compliance with the covenants under the agreements governing its indebtedness (see Note 2 for additional information on these agreements and covenants) and its current aggregate available borrowings under the 2022 Credit Agreement and Term Loan Facility are $213.9 million, subject to certain borrowing base limitations discussed in Note 2. Due to ongoing negative macroeconomic factors and their uncertain impacts on the Company’s business, results of operations, and cash flows, the Company expects to experience further operating losses, and expects to experience difficulty remaining in compliance with such covenants.

As further described below, management has implemented plans to reduce costs, improve sales, and enhance its financial flexibility and liquidity.

However, based on our current cash and liquidity projections, and uncertainties with respect to the mitigating effect of management’s plans, the Company has concluded there is a significant likelihood that it will be unable to comply with the Excess Availability Covenant under the 2022 Credit Agreement and the Term Loan Facility within the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern. Failure to comply with the Excess Availability Covenant would result in an event of default which could result in an acceleration of our obligations under the Term Loan Facility and the 2022 Credit Agreement. We can provide no assurance that the lender parties under the Term Loan Facility or the 2022 Credit Agreement would waive the Company’s failure to comply with the Excess Availability Covenant. We anticipate that potential failures under the Excess Availability Covenant may begin in the first quarter of fiscal 2025, although uncertainty in our forecasts and macroeconomic factors, as well as the achievement of the plans described below, may impact the timing of a potential violation.

Notwithstanding the above, the Company intends to vigorously pursue its plans to enhance its liquidity, improve the performance of the business, and avoid a covenant violation. The Company is evaluating various alternatives to improve its available liquidity, including but not limited to, lease concessions and deferrals, entering a letter of credit facility, managing its working capital, and raising additional capital. The Company is also seeking to further monetize assets, such as its remaining owned real estate property, through outright sale or sale and leaseback opportunities. Further, the Company is evaluating the prospect of monetizing pending litigation claims to which the Company is a plaintiff, which we expect would improve the Company’s liquidity position, if actioned. The Company also plans to drive significant improvements in sales and profitability through our key strategic actions, which include, among others, our actions to increase penetration of extreme bargains and closeouts, improve merchandise presentations that highlight our best deals and encourage basket growth and visit frequency, and drive productivity and efficiency in our business by aggressively pursuing operating expense and capital outlay reductions, which includes continuing to achieve savings through our Project Springboard initiative. These plans have not been finalized, are subject to market conditions, and are not fully within the Company’s control, and therefore cannot be deemed probable; however, management believes that, in aggregate, these plans have the potential to maintain the Company’s compliance with the Excess Availability Covenant.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty referenced above.

On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares under the 2021 Repurchase Authorization. Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions, our compliance with the terms of the 2022 Credit Agreement and the Term Loan Facility, and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the first quarter of 2024, we did not purchase any shares under the 2021 Repurchase Authorization. As of May 4, 2024, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

On May 23, 2023, our Board of Directors suspended the Company’s quarterly cash dividend. The declaration of any future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

In the first quarter of 2024, we paid approximately $0.2 million in dividends compared to $9.6 million in the first quarter of 2023. The decrease in dividends paid was due to the suspension of the Company’s quarterly cash dividend in the second quarter of 2023, which resulted in no quarterly dividend paid in the first quarter 2024 compared to a quarterly dividend paid in the first quarter 2023. The dividends paid in the first quarter of 2024 are a result of accrued dividends related to share-based awards that vested in the first quarter of 2024.

The following table compares the primary components of our cash flows from the first quarter of 2024 compared to the first quarter of 2023:

(In thousands)	2024	2023	Change
Net cash used in operating activities	$(146,939)	$(168,938)	$21,999
Net cash used in investing activities	(15,743)	(12,481)	(3,262)
Net cash provided by financing activities	$160,256	$188,009	$(27,753)

Cash used in operating activities decreased $22.0 million to $146.9 million in the first quarter of 2024 compared to $168.9 million in the first quarter of 2023. The decrease in cash used in operating activities was primarily due to the decrease in net loss after adjusting for non-cash activities such as non-cash impairment charge, non-cash lease expense, and the change in in operating lease liabilities related to the refinance of the AVDC synthetic lease in the first quarter of 2023. The decrease was also due to the combined impact of the change in inventory and accounts payable balances, driven by a year-over-year decrease in inventory purchase volumes.

Cash used in investing activities increased by $3.3 million to $15.7 million in the first quarter of 2024 compared to $12.5 million of cash used in investing activities in the first quarter of 2023. The increase was driven by a decrease in proceeds received on the sale of property and equipment compared to the first quarter 2023, in which we sold one owned store property, partially offset by a decrease in capital expenditures. The decrease in capital expenditures was primarily due to decreased investments in new stores and other strategic initiatives.

Cash provided by financing activities decreased by $27.8 million to $160.3 million in the first quarter of 2024 compared to $188.0 million in the first quarter of 2023. The decrease was driven by a decrease in net proceeds from long-term debt, partially offset by a decrease in dividends paid due to the absence of a dividend payment in the first quarter of 2024, a decrease in payment for treasury shares acquired to satisfy income tax withholdings associated with the vesting of share-based awards, and an increase in payments for debt issuance costs arising from our entry into the Term Loan Facility and the ABL Amendment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its estimates, judgments, and assumptions, and bases its estimates, judgments, and assumptions on historical experience, current trends, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. See Note 1 to our condensed consolidated financial statements included in our 2023 Form 10-K for additional information about our accounting policies.

The estimates, judgments, and assumptions that have a higher degree of inherent uncertainty and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K. Had we used estimates, judgments, and assumptions different from any of those discussed in our 2023 Form 10-K, our financial condition, results of operations, and liquidity for the current period could have been materially different from those presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on borrowings under the 2022 Credit Agreement. We had $528.2 million of borrowings under the 2022 Credit Agreement at May 4, 2024. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $5.3 million. We are also subject to market risk from exposure to changes in interest rates on future borrowings under the Term Loan Facility.

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

Part II. Other Information

Item 1. Legal Proceedings

For information regarding certain legal proceedings to which we have been named a party or are subject, see Note 7 to the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors

Except as set forth below, during the first quarter of 2024, there were no material changes to our risk factors as disclosed in the 2023 Form 10-K.

Our net losses and use of cash in operating activities in 2022, 2023 and the first quarter of 2024, as well as our current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern.

Based on our net losses and use of cash in operating activities in 2022, 2023 and the first quarter of 2024 and our current cash and liquidity projections, we have concluded there is a significant likelihood that we will be unable to comply with the Excess Availability Covenant under the 2022 Credit Agreement and the Term Loan Facility within the next 12 months, which raises substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts and classification of liabilities that may result if we do not continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 4, 2024 - March 2, 2024	1	$5.42	—	159,425
March 3, 2024 - March 30, 2024	193	3.82	—	159,425
March 31, 2024 - May 4, 2024	1	3.54	—	159,425
Total	195	$3.83	—	159,425

(1)     In February, March, and April 2024, in connection with the vesting of certain outstanding RSUs, we acquired 898, 193,067, and 1,306 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.
(2)     The 2021 Repurchase Authorization is comprised of a December 1, 2021, authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares. During the first quarter of 2024, we had no repurchases under the 2021 Repurchase Authorization. At May 4, 2024, the 2021 Repurchase Authorization had $159.4 million of remaining authorization. The 2021 Repurchase Authorization has no scheduled termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements
During the three months ended May 4, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith.

Exhibit No.	Document

10.1*	Term Loan Facility Agreement, dated April 18, 2024, by and among Big Lots, Inc. and the other Borrowers named therein, the Guarantors named therein, and the Banks named therein.
10.2*	First Amendment to Credit Agreement, dated April 18, 2024, by and among Big Lots, Inc, as borrower, the Guarantor named therein, and the Banks named therein.
10.3	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 7, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 13, 2024

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)