Form 10-Q
period 2024-08-03
BIG LOTS INC
filed 2024-09-12
CIK 768835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024
or

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

The number of the registrant’s common shares, $0.01 par value, outstanding as of September 6, 2024, was 29,694,012.

BIG LOTS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 3, 2024

Part I. Financial Information

Item 1. Financial Statements

BIG LOTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$1,046,552	$1,139,361	$2,055,664	$2,262,938
Cost of sales (exclusive of depreciation expense shown separately below)	681,386	763,477	1,318,799	1,494,585
Gross margin	365,166	375,884	736,865	768,353
Selling and administrative expenses	553,725	460,082	1,086,729	1,080,947
Depreciation expense	33,254	41,282	64,805	77,864
Gain on sale of real estate	—	(3,393)	—	(7,192)
Operating loss	(221,813)	(122,087)	(414,669)	(383,266)
Interest expense	(16,295)	(11,175)	(28,284)	(20,324)
Other income (expense)	2	—	3	5
Loss before income taxes	(238,106)	(133,262)	(442,950)	(403,585)
Income tax expense (benefit)	350	116,575	541	52,325
Net loss and comprehensive loss	$(238,456)	$(249,837)	$(443,491)	$(455,910)

Earnings (loss) per common share
Basic	$(8.04)	$(8.56)	$(15.04)	$(15.67)
Diluted	$(8.04)	$(8.56)	(15.04)	$(15.67)

Weighted-average common shares outstanding
Basic	29,642	29,175	29,496	29,096
Dilutive effect of share-based awards	—	—	—	—
Diluted	29,642	29,175	29,496	29,096

Cash dividends declared per common share	$—	$—	$—	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Unaudited) (In thousands, except par value)

	August 3, 2024	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$53,480	$46,411
Inventories	837,275	953,302
Other current assets	86,784	86,310
Total current assets	977,539	1,086,023
Operating lease right-of-use assets	1,425,327	1,637,845
Property and equipment - net	472,699	563,185
Deferred income taxes	—	—
Other assets	42,278	38,256
Total assets	$2,917,843	$3,325,309

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$271,366	$320,682
Current operating lease liabilities	243,036	242,384
Property, payroll, and other taxes	73,810	72,517
Accrued operating expenses	113,801	116,900
Current maturities of long-term debt obligations	569,550	—
Insurance reserves	29,849	33,458
Accrued salaries and wages	23,916	43,182
Income taxes payable	1,948	1,896
Total current liabilities	1,327,276	831,019
Long-term debt - net	—	406,271
Noncurrent operating lease liabilities	1,531,621	1,616,634
Deferred income taxes	459	459
Insurance reserves	57,384	57,384
Unrecognized tax benefits	5,510	5,223
Other liabilities	150,194	123,824
Shareholders’ equity/(deficit):
Preferred shares - authorized 2,000 shares; $0.01 par value; none issued	—	—
Common shares - authorized 298,000 shares; $0.01 par value; issued 117,495 shares; outstanding 29,694 shares and 29,224 shares, respectively	1,175	1,175
Treasury shares - 87,801 shares and 88,271 shares, respectively, at cost	(3,069,326)	(3,092,046)
Additional paid-in capital	606,280	624,618
Retained earnings	2,307,270	2,750,748
Total shareholders’ equity/(deficit)	(154,601)	284,495
Total liabilities and shareholders’ equity/(deficit)	$2,917,843	$3,325,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity/(Deficit) (Unaudited) (In thousands)

	Common		Treasury		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Thirteen Weeks Ended July 29, 2023
Balance - April 29, 2023	29,139	$1,175	88,356	$(3,095,791)	$620,971	$3,025,004	$551,359
Comprehensive loss	—	—	—	—	—	(249,837)	(249,837)
Dividends declared ($0.00 per share)	—	—	—	—	—	119	119
Purchases of common shares	(6)	—	6	(49)	—	—	(49)
Restricted shares vested	59	—	(59)	2,061	(2,061)	—	—
Share-based compensation expense	—	—	—	—	4,437	—	4,437
Balance - July 29, 2023	29,192	$1,175	88,303	$(3,093,779)	$623,347	$2,775,286	$306,029

Twenty-six Weeks Ended July 29, 2023
Balance - January 28, 2023	28,959	$1,175	88,536	$(3,105,175)	$627,714	$3,240,193	$763,907
Comprehensive loss	—	—	—	—	—	(455,910)	(455,910)
Dividends declared ($0.30 per share)	—	—	—	—	—	(8,997)	(8,997)
Purchases of common shares	(134)	—	134	(1,466)	—	—	(1,466)
Restricted shares vested	367	—	(367)	12,862	(12,862)	—	—
Share-based compensation expense	—	—	—	—	8,495	—	8,495
Balance - July 29, 2023	29,192	$1,175	88,303	$(3,093,779)	$623,347	$2,775,286	$306,029

Thirteen Weeks Ended August 3, 2024
Balance - May 4, 2024	29,515	$1,175	87,980	$(3,075,788)	$610,330	$2,545,724	$81,441
Comprehensive loss	—	—	—	—	—	(238,456)	(238,456)
Dividends declared ($0.00 per share)	—	—	—	—	—	2	2
Purchases of common shares	(6)	—	6	(14)	—	—	(14)
Restricted shares vested	185	—	(185)	6,476	(6,476)	—	—
Share-based compensation expense	—	—	—	—	2,426	—	2,426
Balance - August 3, 2024	29,694	$1,175	87,801	$(3,069,326)	$606,280	$2,307,270	$(154,601)

Twenty-six Weeks Ended August 3, 2024
Balance - February 3, 2024	29,224	$1,175	88,271	$(3,092,046)	$624,618	$2,750,748	$284,495
Comprehensive loss	—	—	—	—	—	(443,491)	(443,491)
Dividends declared ($0.00 per share)	—	—	—	—	—	13	13
Purchases of common shares	(201)	—	201	(761)	—	—	(761)
Restricted shares vested	671	—	(671)	23,481	(23,481)	—	—
Share-based compensation expense	—	—	—	—	5,143	—	5,143
Balance - August 3, 2024	29,694	$1,175	87,801	$(3,069,326)	$606,280	$2,307,270	$(154,601)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023
Operating activities:
Net loss	$(443,491)	$(455,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	66,519	79,216
Non-cash lease expense	122,991	178,890
Deferred income taxes	—	56,787
Non-cash impairment charge	167,337	84,389
Loss (gain) on disposition of property and equipment	1,259	(6,144)
Non-cash share-based compensation expense	5,143	8,495
Change in assets and liabilities:
Inventories	116,027	164,724
Accounts payable	(49,317)	(83,207)
Operating lease liabilities	(120,470)	(183,638)
Current income taxes	4,685	1,005
Other current assets	(7,365)	42
Other current liabilities	(26,495)	8,021
Other assets	(498)	(1,953)
Other liabilities	(917)	(1,328)
Net cash used in operating activities	(164,592)	(150,611)
Investing activities:
Capital expenditures	(24,606)	(29,998)
Cash proceeds from sale of property and equipment	1,754	9,630
Other	(2,255)	(10)
Net cash used in investing activities	(25,107)	(20,378)
Financing activities:
Net proceeds from 2022 Credit Agreement & 2024 Term Loan	168,029	191,800
Repayments of sale and leaseback financing	(1,685)	(1,517)
Proceeds from litigation financing arrangements	29,844	—
Payment of finance lease obligations	(1,302)	(1,356)
Dividends paid	(213)	(9,740)
Proceeds from other financing liabilities	13,593
Payments for other financing liabilities	(8,847)	(5,428)
Payment for treasury shares acquired	(761)	(1,466)
Payment for debt issuance cost	(1,890)	—
Net cash provided by financing activities	196,768	172,293
Increase in cash and cash equivalents	7,069	1,304
Cash and cash equivalents:
Beginning of period	46,411	44,730
End of period	$53,480	$46,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIG LOTS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
All references in this report to “we,” “us,” or “our” are to Big Lots, Inc. and its subsidiaries. We are a home discount retailer in the United States (“U.S.”). At August 3, 2024, we operated 1,389 stores in 48 states and an e-commerce platform. We make available, free of charge, through the “Investor Relations” section of our website (www.biglots.com) under the “SEC Filings” caption, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our websites are not part of this report.

The accompanying condensed consolidated financial statements and these notes have been prepared in accordance with the rules and regulations of the SEC for interim financial information. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly our financial condition, results of operations, and cash flows for all periods presented. The condensed consolidated financial statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Interim results may not necessarily be indicative of results that may be expected for, or actually result during, any other interim period or for the year as a whole, particularly as a result of the filing of the Chapter 11 Cases (as defined below). We have historically experienced seasonal fluctuations, with a larger percentage of our net sales and operating profit realized in our fourth fiscal quarter. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the audited condensed consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (“2023 Form 10-K”).

On September 9, 2024 (the “Petition Date”), we filed voluntary petitions for relief (collectively, the “Bankruptcy Petitions”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Court has granted a motion seeking joint administration of the cases (the “Chapter 11 Cases”) under the caption In re: Big Lots, Inc., et al., Case No. 24-11967 (JKS). We expect to continue to manage our operations as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as a debtor in-possession, we are authorized to continue to operate as an ongoing business but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. See Note 11 for additional information regarding the Chapter 11 Cases. See “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of certain risks presented by the Chapter 11 Cases.

Fiscal Periods
Our fiscal year ends on the Saturday nearest to January 31, which results in fiscal years consisting of 52 or 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. Fiscal year 2024 (“2024”) is comprised of the 52 weeks that began on February 4, 2024 and will end on February 1, 2025. Fiscal year 2023 (“2023”) was comprised of the 53 weeks that began on January 29, 2023 and ended on February 3, 2024. The fiscal quarters ended August 3, 2024 (“second quarter of 2024”) and July 29, 2023 (“second quarter of 2023”) were both comprised of 13 weeks. The year-to-date periods ended August 3, 2024 (“year-to-date 2024”) and July 29, 2023 (“year-to-date 2023”) were both comprised of 26 weeks.

Liquidity
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The filing of the Bankruptcy Petitions constituted an event of default under the 2022 Credit Agreement and the 2024 Term Loan (each as defined in Note 2) which accelerated our obligations under those instruments. The 2022 Credit Agreement and the 2024 Term Loan provide that, as a result of the commencement of the Chapter 11 Cases, any principal amount, together with accrued interest thereon, are immediately due and payable. As such, substantially all of the Company’s debt, with balances of approximately $556.1 million in the aggregate as of the Petition Date, is in default and accelerated. However, any efforts to enforce the payment obligations under the 2022 Credit Agreement and the 2024 Term Loan and such other instruments and agreements are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the 2022 Credit Agreement and the 2024 Term Loan and such other instruments and agreements are subject to the applicable provisions of the Bankruptcy Code. As a result of the foregoing acceleration event, all of our outstanding indebtedness has been classified as current debt in the accompanying condensed consolidated balance sheet of the Company as of August 3, 2024.

The uncertainties associated with the Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval by the Bankruptcy Court, implement a plan of reorganization, successfully emerge from bankruptcy as a new company and generate sufficient liquidity following our emergence from bankruptcy to meet our liquidity needs. Most of these steps are outside of our management’s control and, as a result, at this stage management’s plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties referenced above.

Additionally, we cannot provide any assurance that our shareholders will receive any recovery from the Chapter 11 Cases. As a result, we expect that trading in the Company’s common shares during the pendency of the Chapter 11 Cases will be highly speculative and pose substantial risks. Trading prices for the Company’s common shares may bear little or no relationship to the actual recovery, if any, by holders of the Company’s common shares in the Chapter 11 Cases. The Company expects that holders of the Company’s common shares will not receive a recovery through any plan of reorganization unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which is currently trading at a significant discount), are paid in full. Consequently, there is a significant risk that the holders of the Company’s common shares would receive no recovery under the Chapter 11 Cases and that the Company’s common shares will be worthless. Accordingly, the Company urges extreme caution with respect to existing and future investments in its common shares.

Long-Lived Assets
Our long-lived assets primarily consist of property and equipment - net and operating lease right-of-use assets. If the net book value of a store’s long-lived assets is not recoverable by the expected undiscounted future cash flows of the store, we estimate the fair value of the store’s assets and recognize an impairment charge for the excess net book value of the store’s long-lived assets over its fair value (categorized as Level 3 under the fair value hierarchy). Fair value at the store level is typically based on projected discounted cash flows over the remaining lease term, which may include market comparative information for similar properties. In the second quarter of 2024, the Company announced the closure of 296 stores in the third quarter of 2024 as part of its strategy to aggressively pursue operating expense and capital outlay reductions. In relation to these stores, the Company recognized accelerated right-of-use asset amortization of $9.3 million and accelerated depreciation expense of $2.8 million as a result of changing the estimated useful life of the store long-lived assets based on the estimated closure date.

During the second quarter of 2024, the Company recorded aggregate asset impairment charges of $99.2 million related to 241 store locations, which were comprised of $84.0 million of operating lease right-of-use assets and $16.8 million of property and equipment - net, partially offset by gains on extinguishment of lease liabilities from lease cancellations of previously impaired stores of $1.6 million. The asset impairment charges were recorded within selling and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. Of the aggregate asset impairment charges recorded in the second quarter of 2024, $98.5 million related to the store closures planned for the third quarter of 2024. In the second quarter of 2023, the Company recorded no asset impairment charges.

In the year-to-date 2024, the Company recorded aggregate asset impairment charges of $167.4 million related to 344 underperforming store locations, which were comprised of $128.1 million of operating lease right-of-use assets and $40.9 million of property and equipment - net partially offset by gains on extinguishment of lease liabilities from lease cancellations of previously impaired stores of $1.6 million. The asset impairment charges were recorded within selling and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. Of the aggregate asset impairment charges recorded in the year to date 2024, $145.0 million were related to the store closures planned for the third quarter of 2024.

A significant decline in our financial performance could negatively affect the results of our assessments of the recoverability of our property and equipment-net and operating lease right-of-use assets and estimated fair value at the store level, resulting in future asset impairment charges.

In the year-to-date 2023, the Company recorded aggregate asset impairment charges of $82.9 million related to 237 underperforming store locations, which were comprised of $62.1 million of operating lease right-of-use assets, $22.3 million of property and equipment - net, partially offset by a gain on extinguishment of a lease liability resulting from a lease cancellation of a previous impaired store of $1.5 million. The asset impairment charges were recorded in selling and administrative expenses in our condensed consolidated statements of operations and comprehensive loss.

In the year-to-date 2023, the Company completed the sale of two owned store locations that were classified as held for sale at the end of fiscal 2022 with an aggregate net book value of $2.2 million. The net cash proceeds on the sale of real estate were $9.3 million and resulted in a gain after related expenses of $7.2 million.

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

Selling and Administrative Expenses
Selling and administrative expenses include store expenses (such as payroll and occupancy costs) and costs related to warehousing, distribution, outbound transportation to our stores, advertising, purchasing, insurance, non-income taxes, accepting credit/debit cards, impairment charges, and overhead. Our selling and administrative expense rates may not be comparable to those of other retailers that include warehousing, distribution, and outbound transportation costs to stores in cost of sales. Distribution and outbound transportation costs included in selling and administrative expenses were $72.6 million and $63.8 million for the second quarter of 2024 and the second quarter of 2023, respectively, and $147.9 million and $204.1 million for the year-to-date 2024 and year-to-date 2023, respectively. Distribution and outbound transportation costs in the second quarter of 2023 included $2.0 million of closing costs associated with the closure of our forward distribution centers (“FDCs”). Distribution and outbound transportation costs in the year-to-date 2023 included $10.6 million of FDC closing costs and $53.6 million of costs related to the exit from our Prior Synthetic Lease.

Advertising Expense
Advertising costs, which are expensed as incurred, consist primarily of television, digital, social media, internet and e-mail marketing and advertising, payment card-linked marketing and in-store point-of-purchase signage and presentations. Advertising expenses are included in selling and administrative expenses. Advertising expenses were $9.8 million and $19.4 million for the second quarter of 2024 and the second quarter of 2023, respectively, and $33.9 million and $44.3 million for the year-to-date 2024 and year-to-date 2023, respectively.

Supplemental Cash Flow Disclosures
The following table provides supplemental cash flow information for the year-to-date 2024 and the year-to-date 2023:

	Twenty-six Weeks Ended
(In thousands)	August 3, 2024	July 29, 2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$27,208	$17,992
Cash paid for income taxes, excluding impact of refunds	675	570
Gross proceeds from the 2022 Credit Agreement	762,000	910,500
Gross proceeds from the 2024 Term Loan, excluding debt issuance costs	115,000	—
Gross payments of debt under 2022 Credit Agreement	708,800	718,700
Cash paid for operating lease liabilities	184,987	241,652
Non-cash activity:
Assets acquired under finance lease	—	6,680
Accrued property and equipment	10,188	8,653
Deemed acquisition in “failed sale-leaseback transaction”	—	100,000
Operating lease assets obtained in exchange for operating lease liabilities	34,552	112,743
Valuation allowance on deferred tax assets	—	147,850

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

NOTE 2 – DEBT

The filing of the Bankruptcy Petitions constituted an event of default under the 2022 Credit Agreement and the 2024 Term Loan (each as defined below) which accelerated our obligations under those instruments. The 2022 Credit Agreement and the 2024 Term Loan provide that, as a result of the commencement of the Chapter 11 Cases, any principal amount, together with accrued interest thereon, are immediately due and payable. As such, substantially all of the Company’s debt, with balances of approximately $556.1 million in the aggregate as of the Petition Date, is in default and accelerated. However, any efforts to enforce the payment obligations under the 2022 Credit Agreement and the 2024 Term Loan and such other instruments and agreements are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the 2022 Credit Agreement and the 2024 Term Loan and such other instruments and agreements are subject to the applicable provisions of the Bankruptcy Code. As a result of the foregoing acceleration event, all of the Company’s outstanding indebtedness has been classified as current debt in the accompanying condensed consolidated balance sheet as of August 3, 2024. See Note 11 for additional information regarding the Chapter 11 Cases, including a summary of the DIP Facilities (as defined in Note 11) that we entered into in connection with the Chapter 11 Cases.

As of August 3, 2024, the Company was in full compliance with the provisions and covenants associated with the debt agreements referenced below.

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

On April 18, 2024, concurrent with our entry into the 2024 Term Loan (as defined below), the Company entered into the First Amendment to the 2022 Credit Agreement (the “First ABL Amendment”). The First ABL Amendment amended the 2022 Credit Agreement to, among other things, (1) permit the 2024 Term Loan, (2) expand the scope of collateral to include non-working capital assets and a mortgage on the Company’s corporate headquarters located in Columbus, Ohio, (3) revise the borrowing base formula to include the Term Loan Pushdown Reserve (as defined below), (4) increase the interest rate spreads and replace CDOR with CORRA, (5) replace the fixed charge coverage ratio covenant with the Excess Availability Covenant (as defined below), and (6) make other changes to the 2022 Credit Agreement to conform with the 2024 Term Loan. In connection with our entry into the First ABL Amendment, we paid bank fees and other expenses in the aggregate amount of $2.2 million, which are being amortized over the term of the 2022 Credit Agreement. The bank fees and other expenses related to the First ABL Amendment and the remaining unamortized fees from the 2022 Credit Agreement are recorded within other assets on the condensed consolidated balance sheets.

On July 31, 2024, the Company entered into the Second Amendment to the 2022 Credit Agreement (the “Second ABL Amendment”). The Second ABL Amendment amended the 2022 Credit Agreement to, among other things, (1) increase the number of permitted store closings from 150 to 315, (2) reduce the Commitments from $900 million to $800 million, (3) increase the interest rate applicable to borrowings under the 2022 Credit Agreement by 50 bps and (4) require the Company to deliver certain additional reports to the lenders. In connection with our entry into the Second ABL Amendment, we paid bank fees and other expenses in the aggregate amount of $0.5 million, which are being amortized over the term of the 2022 Credit Agreement. In connection with the Second ABL Amendment the Company expensed $0.5 million of previously capitalized debt issuance costs, proportionate with the reduction in aggregate commitments. The bank fees and other expenses related to the Second ABL Amendment and the remaining unamortized fees from the 2022 Credit Agreement and First ABL Amendment are recorded within other assets on the condensed consolidated balance sheets.

Revolving loans under the 2022 Credit Agreement are available in an aggregate amount equal to the lesser of (1) the aggregate Commitments and (2) a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves, including the Term Loan Pushdown Reserve (the “ABL Borrowing Base”). Under the 2022 Credit Agreement, we may obtain additional Commitments on no more than five occasions in an aggregate amount of up to $300 million, subject to agreement by the lenders to increase their respective Commitments and certain other conditions. The 2022 Credit Agreement includes a swing loan sublimit of 10% of the then applicable aggregate Commitments and a $90 million letter of credit sublimit. The 2022 Credit Agreement requires mandatory prepayments in connection with the incurrence of certain additional debt, certain issuances of additional equity and the receipt of certain extraordinary receipts, subject to certain exceptions. Loans made under the 2022 Credit Agreement may be prepaid without penalty. Borrowings under the 2022 Credit Agreement are available for general corporate purposes, working capital and to repay certain of our indebtedness as of closing. Our obligations under the 2022 Credit Agreement are guaranteed by the Loan

Parties (as defined below)(other than the Borrowers (as defined below)) and are secured by (a) a first priority lien on substantially all of the Loan Parties’ working capital assets, including credit card receivables and inventory, and (b) a second priority lien on substantially all of the Loan Parties’ non-working capital personal property assets, including fixtures, machinery, equipment, and intellectual property, and a second priority mortgage on the Company’s corporate headquarters located in Columbus, Ohio, in each case subject to certain permitted liens. The pricing and certain fees under the 2022 Credit Agreement fluctuate based on our borrowing availability under the 2022 Credit Agreement. The 2022 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate, adjusted daily simple SOFR or one, three or six month adjusted Term SOFR. We will also pay an unused commitment fee of 0.20% per annum on the unused Commitments. The 2022 Credit Agreement contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default, including a cross default to other material indebtedness. The 2022 Credit Agreement also contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties defaults, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, structural defaults under the loan documents and a change of control default. Under certain circumstances, a default interest rate will apply on any amount payable under the 2022 Credit Agreement during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate for any principal and 2.00% above the rate applicable for base rate loans for any other interest. In addition, the 2022 Credit Agreement requires us to maintain minimum excess availability (“Excess Availability Covenant”) of at least the greater of (i) $80.0 million or (ii) 10% of the lesser of the aggregate Commitments under the 2022 Credit Agreement (currently $800.0 million) and the ABL Borrowing Base (without giving effect to the Term Loan Pushdown Reserve). The Chapter 11 Cases further described in Note 11 constituted an event of default and accelerated our obligations under the 2022 Credit Agreement.

The fair values of our obligations under the 2022 Credit Agreement are estimated based on quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. We believe the carrying value of our debt is a reasonable approximation of fair value.

Term Loan Facility
On April 18, 2024, the Company entered into a credit agreement (the “2024 Term Loan”) among the Company and Big Lots Stores, LLC, as borrowers (the “Borrowers”), all other domestic subsidiaries of the Company, as guarantors (together with the Borrowers, the “Loan Parties”), 1903P Loan Agent, LLC (the “Term Loan Agent”), as administrative agent and collateral agent, and the other lenders named therein. The 2024 Term Loan provides for a “first in, last out” delayed draw 2024 Term Loan in an aggregate committed amount of up to $200 million (the “2024 Term Loan Commitments”). At commencement of the 2024 Term Loan, the Company drew down $50 million in total borrowings under the 2024 Term Loan.

On July 31, 2024, the Company entered into the First Amendment to the 2024 Term Loan (“Term Loan Amendment”). The Term Loan Amendment amends the 2024 Term Loan to, among other things, (1) increase the number of permitted store closings from 150 to 315, (2) require all additional borrowings under the 2024 Term Loan to be made in accordance with an Approved Budget (as defined in the Term Loan Amendment) and (3) require the Company to deliver certain additional reports to the lenders. In connection with our entry into the Term Loan Amendment, we paid fees and other expenses in the aggregate amount of $0.3 million, which are being amortized over the term of the 2024 Term Loan. The fees and other expenses related to the Term Loan Amendment and the remaining unamortized fees from the 2024 Term Loan Agreement are recorded as deferred financing costs and presented within net outstanding borrowings under the 2024 Term Loan on the condensed consolidated balance sheets.

Loans under the 2024 Term Loan are available in an aggregate amount equal to the lesser of (1) the aggregate 2024 Term Loan Commitments and (2) a borrowing base calculated based on specified percentages of eligible inventory, credit card receivables, real estate, fixtures, machinery and equipment, subject to customary exceptions and reserves (the “Term Loan Borrowing Base”). If at any time the amounts borrowed under the 2024 Term Loan exceed the Term Loan Borrowing Base, the Company is required to maintain a reserve against the ABL Borrowing Base in an amount equal to such excess (the “Term Loan Pushdown Reserve”). Borrowings under the 2024 Term Loan are available for general corporate purposes, working capital and to repay a portion of our indebtedness outstanding under the 2022 Credit Agreement.

The 2024 Term Loan requires mandatory prepayments in connection with certain sales or dispositions of assets, the incurrence of certain additional debt, certain issuances of additional equity, the receipt of certain extraordinary receipts, subject to certain exceptions and, in the case of certain sales or other dispositions, reinvestment rights. Some mandatory prepayments are subject to a prepayment fee. Subject to compliance with applicable provisions and tests under the 2022 Credit Agreement, voluntary prepayments under the 2024 Term Loan are permitted at any time upon proper notice and, in certain instances, a prepayment fee. The 2024 Term Loan also contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties defaults, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, structural defaults under the loan documents and a change of control default. The occurrence of an event of default could result in the acceleration of our obligations under the 2024 Term Loan. Under certain circumstances, a default interest rate will apply on any amount payable under the 2024 Term Loan during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate for any principal and 2.00% above the rate applicable for base rate loans for any other interest. The Chapter 11 Cases further described in Note 11 constituted an event of default and accelerated our obligations under the 2024 Term Loan.

Amounts borrowed under the 2024 Term Loan bear interest at a variable rate indexed to SOFR plus a pricing margin ranging from 9.25% to 10.00% per annum based on our total borrowings under the 2024 Term Loan. Interest payments under the 2024 Term Loan are due on the first day of each calendar month. As of August 3, 2024, the interest rate on the outstanding 2024 Term Loan borrowings was 14.6%.

The 2024 Term Loan requires the Borrowers to satisfy the Excess Availability Covenant. In addition, the 2024 Term Loan contains customary covenants and restrictions on the Company’s and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or its fiscal year, and permitted activities of the Company.

All obligations under the 2024 Term Loan are guaranteed by the Loan Parties (other than the Borrowers) and secured by (a) a second priority lien on substantially all of the Loan Parties’ working capital assets, including credit card receivables and inventory, and (b) a first priority lien on substantially all of the Loan Parties’ non-working capital personal property assets, including fixtures, machinery, equipment, and intellectual property, and a first priority mortgage on the Company’s corporate headquarters located in Columbus, Ohio, in each case, subject to certain permitted liens.

The Company recorded deferred financing costs associated with the issuance and amendment of the 2024 Term Loan. As of August 3, 2024, the debt financing costs associated with the 2024 Term Loan were $4.9 million and had unamortized costs of $4.5 million. These costs will be amortized over the respective contractual term of the 2024 Term Loan. The aggregate outstanding principal amount of the 2024 Term Loan is presented on the condensed consolidated balance sheets, net of unamortized costs.

The fair values of our obligations under the 2024 Term Loan are estimated based on quoted market prices for the same or similar issues and the current interest rates offered for similar instruments. These fair value measurements are classified as Level 2 within the fair value hierarchy. We believe the carrying value of our debt is a reasonable approximation of fair value.

As of August 3, 2024, we had a combined borrowing base under the 2022 Credit Agreement and 2024 Term Loan of $779.3 million.

Secured Insurance Premium Financing Obligation
In the second quarter of 2023, we entered into three individual financing agreements (“2023 Term Notes”) in an aggregate amount of $16.2 million, which were secured by unearned prepaid insurance premiums. The 2023 Term Notes were paid in full as of May 4, 2024. The 2023 Term Notes carried annual interest rates ranging from 7.1% to 8.5%. The Company did not receive any cash in connection with its entry into the 2023 Term Notes.

In the second quarter of 2024, we entered into four individual financing agreements (“2024 Term Notes”) in an aggregate amount of $13.6 million, which are secured by our unearned insurance premiums. The 2024 Term Notes will expire between January 2025 and May 2025. We are required to make monthly payments over the term of the 2024 Term Notes and are permitted to prepay, subject to penalties, at any time. The 2024 Term Notes carry annual interest rates ranging from 8.0% to 8.5%. The Company did not receive any cash in connection with the 2024 Term Notes.

In 2023, we entered into an immaterial financing arrangement for server and software equipment, which is included within the 2023 Term Notes balance noted within the table below.

Debt was recorded in our condensed consolidated balance sheets as follows:

Instrument (In thousands)	August 3, 2024	February 3, 2024
2022 Credit Agreement	$459,300	$406,100
2024 Term Loan	115,000	—
2024 Term Notes	7,574	—
2023 Term Notes	361	3,021
Total debt	582,235	409,121
Less: Unamortized debt issuance costs related to the 2024 Term Loan	(4,468)	—
Less: Current portion of long-term maturities	(577,767)	(2,850)
Total Long-term debt - net	—	$406,271

NOTE 3 – SYNTHETIC LEASE

Synthetic Lease
The 2023 Synthetic Lease (as defined below) related to our Apple Valley, CA distribution center was terminated and paid off on August 25, 2023 in connection with the closing of the sale and leaseback transactions that took place in the third quarter of 2023.

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

Also on March 15, 2023, we entered into a Lease Agreement and supplement to the Lease Agreement (collectively, the “Lease” and together with the Participation Agreement and related agreements, the “2023 Synthetic Lease”) pursuant to which the Lessor agreed to lease the Leased Property to Lessee for an initial term of 60 months. The Lease could have been extended for up to an additional five years, in one-year or longer annual periods, with each renewal subject to approval by the Participants. The 2023 Synthetic Lease required Lessee to pay basic rent on the scheduled payment dates in arrears in an amount equal to (a) a per annum rate equal to Term SOFR for the applicable payment period plus a 10 basis point spread adjustment plus an applicable margin equal to 250 basis points multiplied by (b) the portion of the lease balance not constituting the investment by Lessor in the Leased Property. In addition to basic rent, Lessee was required to pay all costs and expenses associated with the use or occupancy of the Leased Property, including without limitation, maintenance, insurance and certain indemnity payments. GAAP treatment of the synthetic lease refinancing transaction required us to treat the assignment of the purchase option from Prior Lessor to Lessor as a deemed acquisition of the Leased Property due to the Company’s control of the Leased Property under GAAP at the time the assigned purchase option was exercised. Accordingly, the Company applied sale and leaseback accounting to the transfer of the property from the Prior Lessor to the Lessor. The transaction met the criteria of a “failed sale-leaseback” under GAAP, which required us to record an asset for the deemed acquisition and an equivalent financing liability that represents the cost to acquire the Leased Property. Subsequently, following the sale and leaseback transactions that took place in the third quarter of 2023, the balances related to the “failed sale-leaseback” were removed.

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

NOTE 4 – SHAREHOLDERS’ EQUITY/(DEFICIT)

Earnings per Share
No adjustments were required to be made to our weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share for all periods presented. At August 3, 2024, performance share units that vest based on a relative total shareholder return (“TSR PSUs” see Note 5 for a more detailed description of these awards), shareholder value creation awards (“SVCA PSUs” - see Note 5 for a more detailed description of these awards), and certain restricted stock units (“RSUs”) with a minimum performance requirement (see Note 5 for a more detailed description of these awards) were excluded from our computation of earnings (loss) per share because the minimum applicable performance conditions had not been attained. Antidilutive RSUs, performance share units (“PSUs”), SVCA PSUs, and TSR PSUs are excluded from the calculation because they decrease the number of diluted shares outstanding under the treasury stock method. The aggregate number of RSUs, PSUs, SVCA PSUs, and TSR PSUs that were antidilutive, as determined under the treasury stock method, was 2.4 million and 1.7 million for the second quarter of 2024 and the second quarter of 2023, respectively, and 2.0 million and 1.3 million for the year-to-date 2024 and the year-to-date 2023, respectively. Due to the net loss recorded in the condensed consolidated statements of operations, any potentially dilutive shares were excluded from the denominator in computing diluted earnings (loss) per common share for the second quarter of 2024, second quarter of 2023, the year-to-date 2024, and the year-to-date 2023.

Share Repurchase Programs
On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares (“2021 Repurchase Authorization”). Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions, our compliance with the terms of the 2022 Credit Agreement and 2024 Term Loan, and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the second quarter of 2024, second quarter of 2023, year-to-date 2024, and year-to-date 2023, no shares were repurchased under the 2021 Repurchase Authorization. As of August 3, 2024, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

Common shares acquired through repurchase authorizations are held in treasury at cost and are available to meet obligations under equity compensation plans and for general corporate purposes.

In addition to shares repurchased under the repurchase authorizations, purchases of common shares reported in the condensed consolidated statements of shareholders’ equity/(deficit) and the condensed consolidated statements of cash flows include shares repurchased to satisfy income tax withholdings associated with the vesting of share-based awards. In the second quarter of 2024 second quarter of 2023, year-to-date 2024, and year-to-date 2023, purchases of common shares reported in the condensed consolidated statements of shareholders’ equity/(deficit) and condensed consolidated statements of cash flows were solely comprised of shares repurchased to satisfy income tax withholdings associated with the vesting of share-based awards.

Dividends
The Company declared and paid cash dividends per common share during the quarterly periods presented as follows:

	Dividends Per Share	Amount Declared	Amount Paid
2024:		(In thousands)	(In thousands)
First quarter	$—	$(11)	$159
Second quarter	$—	$(2)	$54
Total	$—	$(13)	$213
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

NOTE 5 – SHARE-BASED PLANS

We have issued RSUs, PSUs, SVCA PSUs, and TSR PSUs under our shareholder-approved equity compensation plans. We recognized share-based compensation expense of $2.4 million and $4.4 million in the second quarter of 2024 and the second quarter of 2023, respectively, and $5.1 million and $8.5 million in the year-to-date 2024 and the year-to-date 2023, respectively.

Non-vested Restricted Stock Units
The following table summarizes the non-vested RSU activity for the year-to-date 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding non-vested RSUs at February 3, 2024	1,910,203	$12.54
Granted	987,147	3.90
Vested	(485,611)	18.12
Forfeited	(126,110)	11.83
Outstanding non-vested RSUs at May 4, 2024	2,285,629	$7.33
Granted	247,776	3.4
Vested	(185,252)	11.47
Forfeited	(75,009)	7.28
Outstanding non-vested RSUs at August 3, 2024	2,273,144	$6.91

The non-vested RSUs granted in 2022, 2023, and the year-to-date 2024 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award, if the grantee remains employed by us through the vesting dates. We estimated that the attainment of the financial performance objective associated with certain RSUs granted in 2022 will fall below the minimum required performance threshold. The RSUs granted in 2024 and 2023 have no required financial performance objectives. The RSUs granted in 2024 were only issued to certain executive members of management.

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

In the year-to-date 2024, we did not issue PSUs, SVCA PSUs, or TSR PSUs to any members of management. Instead, we granted performance-based cash awards and time-based cash awards to certain members of management. See the “Cash Awards” section of this note for additional details regarding these awards.

We have begun or expect to begin recognizing expense related to PSUs, TSR PSUs, and SVCA PSUs as follows:

Issue Year	PSU Category	Outstanding Units at August 3, 2024	Actual Grant Date	Expected Valuation (Grant) Date	Actual or Expected Expense Period
2022	TSR PSU	42,084	Fiscal 2022		Fiscal 2022 - 2024
2022	PSU	168,370	March 2024		Fiscal 2024
2023	PSU (“FY23 Tranche”)	136,709	August 2023		Fiscal 2023 - 2025
2023	PSU (“FY24 Tranche”)	136,709	March 2024		Fiscal 2024 - 2025
2023	PSU (“FY25 Tranche”)	136,709		March 2025	Fiscal 2025
2023	TSR PSU	102,527	March 2023		Fiscal 2023 - 2025
2023	SVCA PSU	410,386	March 2023		Fiscal 2023 - 2025
Total		1,133,494

We recognized $0.4 million and $0.4 million of share-based compensation expense related to PSUs, TSR PSUs and SVCA PSUs in the second quarter of 2024 and the second quarter of 2023, respectively and $0.7 million and $0.8 million of share-based compensation expense related to PSUs, TSR PSUs and SVCA PSUs in the year-to-date 2024 and the year-to-date 2023, respectively.

At August 3, 2024, we estimated that our financial performance will fall below the threshold performance objectives established for the 2022 PSUs and the FY24 Tranche of the 2023 PSUs. As of August 3, 2024, financial performance objectives have not been set for the FY25 Tranche of the 2023 PSUs. As a result, only the 2022 PSUs, the FY23 Tranche of the 2023 PSUs and the FY24 Tranche of the 2023 PSUs were deemed outstanding at August 3, 2024. In the year-to-date 2024, we did not recognize share-based compensation expense related to the 2022 PSUs or the FY24 Tranche of the 2023 PSUs.

The following table summarizes the activity related to PSUs, TSR PSUs, and SVCA PSUs for the year-to-date 2024:

	Number of Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding PSUs, TSR PSUs, and SVCA PSUs at February 3, 2024	978,683	$7.34
Granted	332,049	3.90
Vested	—	—
Forfeited	(267,475)	6.70
Outstanding PSUs, TSR PSUs, and SVCA PSUs at May 4, 2024	1,043,257	$6.41
Granted	—	—
Vested	—	—
Forfeited	(46,472)	6.98
Outstanding TSR PSUs and SVCA PSUs at August 3, 2024	996,785	$6.38

The following activity occurred under our share-based plans during the respective periods shown:

	Second Quarter		Year-To-Date
(In thousands)	2024	2023	2024	2023
Total fair value of restricted stock vested	$605	$458	$2,463	$3,868

The total unearned compensation expense related to all share-based awards outstanding, excluding the FY25 Tranche of the 2023 PSUs, was approximately $13.7 million at August 3, 2024. We expect to recognize this compensation cost through March 2027 based on existing vesting terms with the weighted-average remaining expense recognition period being approximately 1.6 years from August 3, 2024.

Cash Awards
In the year-to-date 2024, in lieu of awarding RSUs, we issued time-based cash awards to certain members of management, which vest, and are expensed, on a ratable basis over the three-year period following the grant date of the award. These awards do not contain any required financial performance objectives. The grant date cash value of these awards was $6.3 million.

In the year-to-date 2024, in lieu of awarding PSUs, we awarded performance-based cash awards to certain members of management, which will vest if minimum financial performance objectives are achieved over a three-year performance period and the grantee remains employed by us during the performance period. The financial performance objectives will be established for each fiscal year within the three-year performance period and are generally approved by the Human Capital and Compensation Committee during the first quarter of the respective fiscal year. In the first quarter of 2024, the Human Capital and Compensation Committee established the financial performance objectives for the 2024 fiscal year which apply to the 2024 performance-based cash awards. Additionally, the performance-based cash awards contain a feature that allows the Company to settle the vested award through the issuance of cash, a variable number of shares, or a combination of both, as determined by the Human Capital and Compensation Committee in its sole discretion. Based on the shares available to be issued under the amended and restated 2020 Long-Term Incentive Plan (“2020 LTIP”), the Company does not expect to be able to settle these awards in shares. Therefore, these awards will be classified as liability awards unless it becomes probable that they can be settled in shares. The grant date cash value of these awards was $13.1 million.

At August 3, 2024, we estimated that our financial performance will fall below the threshold performance objectives established for the 2024 performance-based cash awards. In the year-to-date 2024, we did not recognize share-based compensation expense related to the 2024 performance-based cash awards.

We recognized compensation expense of $0.7 million during the year-to-date 2024 related to the time-based cash awards described above. The time-based cash awards and performance-based cash awards have been recorded as a liability within accrued operating expenses in our condensed consolidated balance sheets.

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

We record income tax expense, income tax receivable, and deferred tax assets and related liabilities based on our best estimates. Additionally, we assess the likelihood of realizing the benefits of our deferred tax assets. Our ability to recover these deferred tax assets depends on several factors, including our ability to project future taxable income. In evaluating future taxable income, significant weight is given to positive and negative evidence that is objectively verifiable. As of August 3, 2024, the Company remains in a historical three-year cumulative loss position, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective evidence limits the ability to consider other subjective evidence, such as the projection of future taxable income. Accordingly, we have maintained a full valuation allowance on our deferred tax assets as of the second quarter of 2024. The change in valuation allowance increased by $95.1 million and $104.3 from $159.2 million and $150.0 million, at the end of the fourth quarter of 2023, and the end of the second quarter of 2023, respectively to $254.3 million at the end of the second quarter of 2024.

The Company has significant deferred tax assets, including NOLs and tax credits (the “Tax Assets”). The impact of the Chapter 11 Cases on the Company’s Tax Assets will depend on whether the plan of reorganization is structured as (i) a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company, (ii) a recapitalization of the Company, or (iii) some other alternative structure. If structured as a taxable disposition, the Company anticipates that the Tax Assets of the Company (if any) remaining after the restructuring will not be available to the Company after consummating the restructuring. If structured as a recapitalization, the Company anticipates that it will experience an ownership change, and thus the Tax Assets of the Company (if any) remaining after the restructuring will be subject to limitation, such that the Company may not derive all of the benefits of any such remaining Tax Assets after consummating the restructuring. However, the application of the rules under IRC Section 382(l)(5) could mitigate such limitation and protect the continued existence of the Company’s Tax Assets. There is uncertainty as to whether the Company would qualify for the benefits of IRC 382(l)(5). As stated previously in the income tax footnote, the Company will continue to monitor all available evidence related to the Tax Assets for which future realization is uncertain.

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

During the second quarter of 2024, the Company sold a participation interest in certain legal claims to an unrelated third-party purchaser in exchange for net proceeds of approximately $30 million. Following such monetization, we continue to retain a material interest in the outcome of such legal claims. The financing obligation is recorded within the Other Liabilities line of the Company’s condensed consolidated balance sheets. We expect the obligation to be settled in a future period of which the principal is contingent and predicated on other events.

Subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed the continuation of most legal proceedings and other actions against us or our property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of our bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers. The Chapter 11 Cases are described in more detail in Note 11.

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

The following table presents net sales data by merchandise category:

	Second Quarter		Year-to-Date
(In thousands)	2024	2023	2024	2023
Furniture	$261,491	$263,720	$553,140	$575,864
Seasonal	212,641	244,359	373,405	421,367
Consumables	181,006	195,126	354,930	389,391
Soft Home	156,282	173,905	308,870	348,590
Food	130,352	143,299	267,259	300,335
Hard Home	104,780	118,952	198,060	227,391
Net sales	$1,046,552	$1,139,361	$2,055,664	$2,262,938

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

As of August 3, 2024 and July 29, 2023, the SCF program had $0.0 million and $55.0 million of revolving capacity, respectively. Prior to February 16, 2024, we were not a party to the agreements between the participating financial institution and the suppliers in connection with the SCF program. The range of payment terms we negotiated with our suppliers was consistent, irrespective of whether a supplier participated in the SCF program. No guarantees were provided by the Company or any of our subsidiaries under the SCF program.

The following table summarizes changes in the supplier finance program balance:

	Second Quarter		Year-to-Date
(In thousands)	2024	2023	2024	2023
Confirmed obligations outstanding at beginning of period	$—	$13,300	$17,800	$35,400
Invoices confirmed during period	—	$35,600	$4,400	$65,300
Confirmed invoices paid during period	—	$(31,300)	$(22,200)	$(83,100)
Confirmed obligations outstanding at period end	$—	$17,600	$—	$17,600

The amounts payable to the participating financial institution for suppliers who voluntarily participate in the SCF program are included within the accounts payable on our condensed consolidated balance sheets. Amounts under the SCF program included within accounts payable were $17.8 million, $0.0 million, and $17.6 million as of February 3, 2024, August 3, 2024, and July 29, 2023, respectively. Payments made under the SCF program to the financial institution, like payments of other accounts payable, are a reduction to our operating cash flow.

NOTE 10 – GAIN ON SALE OF REAL ESTATE

In the year-to-date 2023, the Company completed the sale of two owned store locations that were classified as held for sale at the end of fiscal 2022 with an aggregate net book value of $2.2 million. The net cash proceeds on the sale of real estate were $9.3 million and resulted in a gain after related expenses of $7.2 million. We incurred immaterial additional selling and administrative expenses in connection with the sale, which primarily consisted of transfer taxes and legal fees.

NOTE 11 – SUBSEQUENT EVENT

Retention Awards
On August 12, 2024, our Board of Directors approved one-time cash retention awards (“Retention Awards”) for four executive officers and other employees of the Company for an aggregate amount of approximately $11.8 million. The Retention Awards are subject to repayment in full in connection with voluntary termination, except in the case of a “constructive termination,” or by the Company for “cause” (as such terms are defined in the retention agreements), in each case, prior to the twelve-month or six-month anniversary of the payment date, depending on level of employee.

Voluntary Petition for Reorganization

On the Petition Date, we filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re: Big Lots, Inc., et al., Case No. 24-11967 (JKS). Documents filed on the docket of, and other information related to, the Chapter 11 Cases are available at https://cases.ra.kroll.com/biglots. Documents and other information available on such website are not part of this Quarterly Report on Form 10-Q and shall not be deemed incorporated by reference herein.

We will continue to operate our business as “debtors in possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To ensure our ability to continue operating in the ordinary course of business, we filed with the Bankruptcy Court motions seeking a variety of “first day” relief, including authority to pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for goods and services provided after the commencement of the Chapter 11 Cases, each of which was approved on an interim basis by the Bankruptcy Court. In addition, we filed with the Bankruptcy Court (a) a motion seeking approval of the DIP Facilities (as defined and described below), and (b) a motion seeking approval of certain procedures relating to the marketing and auction (if necessary) of all or some of the Company’s assets. At our “first day hearing” on September 10, 2024, the Bankruptcy Court approved all first day relief from the bench, pending entry of the revised forms of order. We filed the revised forms of order with the Bankruptcy Court immediately following the first day hearing, and the Bankruptcy Court entered the orders approving the first day relief on September 10-11, 2024.

Effect of Chapter 11 Cases and Automatic Stay on Pre-Petition Debt Obligations

Pursuant to section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against us, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over our property. Subject to certain exceptions under the Bankruptcy Code, our filing of the Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against us or our property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of our bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

The filing of the Bankruptcy Petitions constituted an event of default under the 2022 Credit Agreement and the 2024 Term Loan and accelerated our obligations under those instruments. The 2022 Credit Agreement and the 2024 Term Loan provide that, as a result of the commencement of the Chapter 11 Cases, any principal amount, together with accrued interest thereon, are immediately due and payable. As such, substantially all of the Company’s debt, with balances of approximately $556.1 million in the aggregate as of the Petition Date, is in default and accelerated. However, any efforts to enforce the payment obligations under the 2022 Credit Agreement and the 2024 Term Loan and such other instruments and agreements are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments and such other instruments and agreements are subject to the applicable provisions of the Bankruptcy Code. As a result of the foregoing acceleration event, all of our outstanding indebtedness has been classified as current debt in the accompanying condensed consolidated balance sheet of the Company as of August 3, 2024.

Additionally, in connection with the Chapter 11 Cases, the Company has incurred, and expects to continue to incur, significant professional fees and other costs in connection with the Chapter 11 Cases. There can be no assurance that the Company’s current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of a plan of reorganization.

Debtor-in-Possession Financing

Pursuant to that certain Senior Secured Superpriority Debtor-in-Possession Asset-Based Revolving Credit Agreement (the “DIP ABL Credit Agreement”), dated as of September 11, 2024, by and among (A) the Company, as borrower, (B) Big Lots Stores, LLC, as borrower (and, together with the Company, the “DIP Borrowers”), (C), the lenders from time to time party thereto (the “DIP ABL Lenders”), and (D) PNC Bank, National Association (“PNC”), as lead left arranger and administrative agent for the DIP ABL Lenders (in its capacity as the administrative agent, the “DIP ABL Agent”), the DIP ABL Lenders have committed to provide approximately $550 million (the “DIP ABL Commitment”) of debtor-in-possession financing in the form of a senior secured superpriority debtor-in-possession asset-based revolving credit facility (the “DIP ABL Facility”). Following entry of the interim debtor-in-posession order (“DIP order”) by the Bankruptcy Court on September 10, 2024, the DIP ABL Commitment became available to the Borrowers to draw upon. Upon entry of the final DIP order by the Bankruptcy Court, the DIP ABL Commitment will be used to repay and refinance existing commitments under the 2022 Credit Agreement.

Additionally, pursuant to that certain Senior Secured Superpriority Debtor-in-Possession Term Loan Agreement (the “DIP Term Credit Agreement” and, together with the DIP ABL Credit Agreement, the “DIP Credit Agreements”), dated as of September 11, 2024, by and among (A) the DIP Borrowers, (B) the lenders from time to time party thereto (the “DIP Term Lenders” and, together with the DIP ABL Lenders, the “DIP Lenders”), and (C) 1903P Loan Agent, LLC (“GB”), as administrative agent for the DIP Term Lenders (in such capacity, the “DIP Term Agent” and, together with the DIP ABL Agent, the “DIP Agents”), the DIP Term Lenders have committed to provide approximately $157.5 million (the “DIP Term Commitment”) in debtor-in-possession financing in the form of a senior secured superpriority debtor-in-possession term loan facility (the “DIP Term Facility” and, together with the DIP ABL Facility, the “DIP Facilities”). Following entry of the interim DIP order by the Bankruptcy Court on September 10, 2024, $25 million of the DIP Term Commitment was funded and made available to the DIP Borrowers and applied in accordance with the DIP Credit Agreements. Additionally, following entry of the interim DIP order by the Bankruptcy Court, $75 million of the DIP Term Commitment was deemed funded and will be used to repay and refinance existing commitments under the 2024 Term Loan. Finally, upon entry of the final DIP order by the Bankruptcy Court, $10 million of the DIP Term Commitment will be funded and made available to the DIP Borrowers and applied in accordance with the DIP Credit Agreements, and the remainder of the DIP Term Commitment shall be deemed funded and used to repay and refinance existing commitments under the 2024 Term Loan.

The Borrowers’ obligations under the DIP Facilities will be guaranteed by each subsidiary of the Company (other than Big Lots Stores, LLC). In addition, following entry and subject to the terms of the interim DIP order approving the DIP Facilities (or the final DIP order, when entered), the claims of the DIP ABL Lenders and DIP Term Lenders have been, on an interim basis, (i) entitled to superpriority administrative expense claim status and, subject to certain customary exclusions in the credit documentation, (ii) with respect to the DIP ABL Lenders, secured by (a) a perfected first priority lien on all of our property subject to an existing first priority lien under the 2022 Credit Agreement (such property, “ABL Priority Collateral”), (b) a perfected junior lien on all of our property subject to an existing first priority lien under the 2024 Term Loan (such property, the “Term Priority Collateral”), (c) a perfected first priority lien on all unencumbered assets that would otherwise constitute ABL Priority Collateral, and (d) a junior lien on all unencumbered assets that would otherwise constitute Term Priority Collateral, (iii) with respect to the DIP Term Lenders, secured by (a) a perfected first priority lien on all Term Priority Collateral, (b) a perfected junior lien on all ABL Priority Collateral, (c) a perfected first priority lien on all unencumbered assets that would otherwise constitute Term Priority Collateral, and (d) a junior lien on all unencumbered assets that would otherwise constitute ABL Priority Collateral, and (iv) entitled to adequate protection liens in favor of the DIP ABL Agent and DIP Term Agent (as applicable) on all unencumbered assets in accordance with the lenders’ intercreditor agreement.

Under the DIP Credit Agreements, we will be able to make optional prepayments of the DIP Facilities, in whole or in part, without penalty (other than applicable breakage and redeployment costs and the payment of certain other fees as more fully set forth in the DIP Credit Agreements). In addition, subject to certain exceptions and conditions described in the DIP Credit Agreements, we will be obligated to prepay the obligations thereunder with the net cash proceeds of certain asset sales, with casualty insurance proceeds, extraordinary receipts or the proceeds of any indebtedness not permitted to be incurred pursuant to the terms of the DIP Credit Agreements.

The scheduled maturity date of the DIP ABL Facility will be the earliest of (i) 150 days after entry of the interim DIP order, (ii) the date on which a chapter 11 plan becomes effective, and (iii) the closing date of a Transaction (as defined in the DIP ABL

Credit Agreement). The DIP ABL Facility will bear an interest rate per annum equal to SOFR plus 3.50%. In addition, borrowings under the DIP ABL Facility will be limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount will be equal to 90% of our eligible credit card receivables, up to 87.5% of the assessed value of certain eligible inventory, up to 15% of the assessed value of certain in-transit inventory, and subject to certain applicable reserves.

The scheduled maturity date of the DIP Term Facility will be the earliest of (i) 150 days after entry of the interim DIP order, (ii) the date on which a chapter 11 plan becomes effective, and (iii) the closing date of a Transaction (as defined in the DIP Term Credit Agreement). The DIP Term Facility will bear an interest rate per annum equal to SOFR plus (i) 11.25% until entry of the final DIP order, and (ii) 9.75% thereafter. In addition, borrowings under the DIP Term Facility will be limited to the lower of the maximum facility amount and the borrowing base availability. The borrowing base availability amount will be equal to 10% of our eligible credit card receivables, up to 17.5% of the assessed value of certain eligible inventory, up to 15% of the assessed value of certain in-transit inventory, the value of certain real estate, the value of certain furniture, fixtures and equipment, and subject to certain applicable reserves.

The DIP Credit Agreements contain representations, warranties and covenants that are typical and customary for these types of debtor-in-possession facilities, including, but not limited to, specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The DIP Credit Agreements also contain customary events of default, including as a result of certain events occurring in the Chapter 11 Cases. The DIP Credit Agreements also require compliance with a variance covenant that compares actual operating disbursements and receipts and capital expenditures to the budgeted amounts set forth in the DIP budgets delivered to the DIP Agents and DIP Lenders on or prior to the closing date and updated periodically thereafter pursuant to the terms of the DIP Credit Agreements. The DIP Credit Agreements were approved on an interim basis by the Bankruptcy Court and are subject to customary conditions precedent.

Stalking Horse Asset Purchase Agreement

On September 8, 2024, we entered into a “stalking horse” Asset Purchase Agreement (the “Stalking Horse Purchase Agreement”) with Gateway BL Acquisition, LLC, an affiliate of Nexus Capital Management LP (in such capacity, the “Purchaser”) pursuant to which the Purchaser agreed to purchase substantially all of the assets of the Company (such assets, the “Assets,” and such transaction, the “Asset Sale”) for a purchase price of (A) $2.5 million in cash plus (B) (x) the repayment of all obligations under the 2022 Credit Agreement and the 2024 Term Loan and (y) the assumption of certain liabilities as set forth in the Purchase Agreement. The Assets to be acquired pursuant to the Asset Sale do not include, among other things, any executory leases or contracts that the Purchaser chooses to reject.

Upon Bankruptcy Court approval, the Purchaser is expected to be designated as the “stalking horse” bidder in connection with the Asset Sale under section 363 of the Bankruptcy Code. The Asset Sale will be conducted through a Bankruptcy Court-supervised process pursuant to Bankruptcy Court-approved bidding procedures. The Asset Sale is subject to the receipt of higher or otherwise better offers from competing bidders at an auction (if applicable), approval of the Asset Sale by the Bankruptcy Court, and certain other conditions set forth in the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and covenants of the parties for a transaction involving the acquisition of assets from a debtor in bankruptcy, and the completion of the Asset Sale is subject to a number of conditions, which, among others, include (i) the entry of an order of the Bankruptcy Court authorizing and approving the Asset Sale, (ii) the performance by each party of its obligations under the Purchase Agreement (subject to certain materiality qualifiers), (iii) the accuracy of each party’s representations (subject to certain materiality qualifiers), (iv) the delivery of certain closing deliverables, (v) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (vi) the absence of any order by any governmental authority that restrains, enjoins, stays, or prohibits the consummation of the Asset Sale. The obligation of the Purchaser consummate the Asset Sale is also conditioned upon (i) the Sellers having not experienced a material adverse effect and (ii) the Sellers satisfying certain requirements with respect to closing liquidity and contributed asset value. The consummation of the Asset Sale is also subject to the Purchaser’s receipt of committed debt financing prior to the hearing to approve the bidding procedures. The Purchase Agreement also provides for a break-up fee and expense reimbursement payable to the Purchaser upon the occurrence of certain events, and the forfeiture of a deposit to the Sellers upon the occurrence of certain events.

Adoption of Accounting Standards Codification ("ASC") 852 – Reorganizations

For periods occurring after the Petition Date, the Company will adopt Financial Accounting Standards Board ASC Topic 852 - Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.

The Company is currently assessing whether or not it qualifies for fresh start accounting upon emergence from Chapter 11. If the Company were to meet the requirements to adopt the fresh start accounting rules, its assets and liabilities would be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on its unaudited condensed consolidated balance sheets.

Shareholder Matters

On September 5, 2024, the Company received a written notification (the “Notice”) from the New York Stock Exchange (“NYSE”) stating that the Company is no longer in compliance with NYSE continued listing standards set forth in Section 802.01C (the “Minimum Stock Price Standard”) of the NYSE’s Listed Company Manual due to the fact that the average closing price of the Company’s common shares was less than $1.00 per share over a consecutive 30 trading-day period.

On September 9, 2024, the NYSE announced that it had determined to commence proceedings to delist the Company’s common shares from the NYSE. Trading in the Company’s common shares was immediately suspended. The NYSE reached its decision that the Company’s common shares are no longer suitable for listing pursuant to the NYSE Listed Company Manual Section 802.01D after the Company’s September 9, 2024 disclosure that the Company commenced the Chapter 11 Cases. The NYSE filed a Form 25 with the SEC on September 10, 2024 to delist the Company’s common shares from the NYSE which will become effective on September 20, 2024. The Company expects that such delisted securities may be subject to trading in the OTC market.

Distribution Center Closures

On September 4, 2024 the Company announced we will be permanently closing our distribution centers in Columbus, Ohio and Apple Valley, California no later than October 31, 2024. In connection with these closings, we expect a material impact related to depreciation expense and right-of-use asset acceleration due to the change in estimated useful life.

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

Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words “anticipate,” “estimate,” “approximate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected sales, earnings, capital expenditures and business strategy. Forward-looking statements also include statements regarding the Company’s plans with respect to the Chapter 11 Cases, the Company’s plan to continue operations during the pendency of the Chapter 11 Cases, the Company’s debtor-in-possession financings, and the Company’s plans for store closures and lease renegotiations. Forward-looking statements are based on a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and apply only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to:
•our ability to continue as a going concern;
•our ability to successfully consummate the planned sale of the business pursuant to Section 363 of the Bankruptcy Code to any potential acquirer through an auction process in Chapter 11 and if consummated, to obtain an adequate price;
•our ability to successfully complete a reorganization under Chapter 11 and emerge from bankruptcy;
•the effects of the Chapter 11 Cases on us and on the interests of various constituents;
•bankruptcy court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general;
•the length of time the Company will operate under the Chapter 11 Cases;
•risks associated with third-party motions in the Chapter 11 Cases;
•the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;
•increased legal and other professional costs necessary to execute our reorganization;
•the conditions to which our debtor-in-possession financing is subject, and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of our control;
•the consequences of the acceleration of our debt obligations;
•employee attrition and our ability to retain senior management and key personnel due to the distractions and uncertainties, including our ability to provide adequate compensation and benefits during the Chapter 11 Cases;
•our ability to comply with the restrictions imposed by our DIP Credit Agreements;
•the likely cancellation of our common shares in the Chapter 11 Cases;
•the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases;
•the diversion of management’s attention as a result of the Chapter 11 Cases;
•volatility of our financial results as a result of the Chapter 11 Cases;
•the current economic and credit conditions, including inflation and the cost of goods;
•our inability to successfully execute strategic initiatives;
•competitive pressures;
•economic pressures on our customers and us;
•our inability to implement strategic actions and alternatives to improve our performance and liquidity and mitigate the existence of “substantial doubt” regarding our ability to continue as a going concern;

•our inability to increase cash flow to support our operating activities and fund our obligations and working capital needs;
•the availability of brand name closeout merchandise;
•trade restrictions;
•freight costs; and
•the risks discussed in the Risk Factors section of our most recent Annual Report on Form 10-K, and other factors discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

On the Petition Date, we filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re: Big Lots, Inc., et al., Case No. 24-11967 (JKS). Documents filed on the docket of, and other information related to, the Chapter 11 Cases are available at https://cases.ra.kroll.com/biglots. Documents and other information available on such website are not part of this Quarterly Report on Form 10-Q and shall not be deemed incorporated by reference herein. We will continue to operate our business as “debtors in possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To ensure our ability to continue operating in the ordinary course of business, we filed with the Bankruptcy Court motions seeking a variety of “first day” relief, including authority to pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for goods and services provided after the commencement of the Chapter 11 Cases, each of which was approved on an interim basis by the Bankruptcy Court. In addition, we filed with the Bankruptcy Court (a) a motion seeking approval of the DIP Facilities, and (b) a motion seeking approval of certain procedures relating to the marketing and auction (if necessary) of all or some of the Company’s assets. At our “first day hearing” on September 10, 2024, the Bankruptcy Court approved all first day relief from the bench, pending entry of the revised forms of order. We filed the revised forms of order with the Bankruptcy Court immediately following the first day hearing, and the Bankruptcy Court entered the orders approving the first day relief on September 10-11, 2024. See Note 11 to the accompanying condensed consolidated financial statements for additional information regarding the Chapter 11 Cases. See “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of certain risks presented by the Chapter 11 Cases.

The following are the results from the second quarter of 2024 that we believe are key indicators of our operating performance when compared to our operating performance from the second quarter of 2023:

•Net sales decreased $92.8 million, or 8.1%.
•Comparable sales for stores open at least fifteen months, plus our e-commerce net sales, decreased $57.5 million, or 5.3%.
•Gross margin dollars decreased $10.7 million, while gross margin rate increased 190 basis points to 34.9% of net sales.
•Selling and administrative expenses increased $93.6 million to $553.7 million. As a percentage of net sales, selling and administrative expenses increased 1,250 basis points to 52.9% of net sales.
•Included within our selling and administrative expenses in the second quarter of 2024 were the following:
◦Costs of $9.3 million associated with the acceleration of the right-of-use asset amortization for store closures that will be completed in the third quarter of fiscal 2024.
◦Professional fees related to the Company’s evaluation of financial and strategic options of $5.3 million.
◦Professional fees related to cost reduction and productivity initiatives of $1.5 million, which decreased $3.9 million from $5.4 million in the second quarter of 2023.
◦Closing costs and other related expenses associated with the closure of our forward distribution centers (“FDCs”) of $1.0 million in the second quarter of 2024, which decreased $1.0 million from $2.0 million in the second quarter of 2023.
•Included within our depreciation expense was $2.8 million of accelerated depreciation costs associated with store closures that will be completed in the third quarter of fiscal 2024. Included in depreciation expense in the second quarter of 2023 was $7.0 million related to accelerated depreciation due to the closure of the FDCs.
•Operating loss rate was (21.2)% compared to an operating loss rate of (10.7)% in the second quarter of 2023.
•Diluted earnings (loss) per share was $(8.04) per share in the second quarter of 2024 compared to diluted loss per share of $(8.56) in the second quarter of 2023.
•Long-term debt decreased $493.2 million from $493.2 million in the second quarter of 2023 to $0.0 million for the second quarter of 2024 as a result of accelerating long-term maturities to current due to the filing of the Chapter 11 case, as further described in Note 11. Total debt increased $77.8 million from $504.4 million in the second quarter of 2023 to $582.2 million in the second quarter of 2024.
•Inventory decreased by 14.8%, or $145.9 million, from $983.2 million at the end of the second quarter of 2023 to $837.3 million at the end of the second quarter of 2024.

See the discussion and analysis below for additional details regarding our operating results.

STORES

The following table presents stores opened and closed during the year-to-date 2024 and the year-to-date 2023:

	2024	2023
Stores open at the beginning of the fiscal year	1,392	1,425
Stores opened during the period	—	4
Stores closed during the period	(3)	(7)
Stores open at the end of the period	1,389	1,422

In 2024, we currently expect to open 1 store and close up to 315 stores. In the second quarter of 2024 the Company announced the closure of 296 stores in the third quarter of 2024 as part of its strategy to aggressively pursue operating expense and capital outlay reductions.

RESULTS OF OPERATIONS

The following table compares components of our condensed consolidated statements of operations and comprehensive loss as a percentage of net sales at the end of each period:

	Second Quarter		Year-to-Date
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation expense shown separately below)	65.1	67.0	64.2	66.0
Gross margin	34.9	33.0	35.8	34.0
Selling and administrative expenses	52.9	40.4	52.9	47.8
Depreciation expense	3.2	3.6	3.2	3.4
Gain on sale of real estate, net	0.0	(0.3)	0.0	(0.3)
Operating loss	(21.2)	(10.7)	(20.2)	(16.9)
Interest expense	(1.6)	(1.0)	(1.4)	(0.9)
Other income (expense)	0.0	0.0	0.0	0.0
Loss before income taxes	(22.8)	(11.7)	(21.5)	(17.8)
Income tax expense (benefit)	0.0	10.2	0.0	2.3
Net loss and comprehensive loss	(22.8)%	(21.9)%	(21.6)%	(20.1)%

SECOND QUARTER OF 2024 COMPARED TO SECOND QUARTER OF 2023

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales), net sales change (in dollars and percentage), and comparable sales (“comp” or “comps”) in the second quarter of 2024 compared to the second quarter of 2023 were as follows:

Second Quarter
($ in thousands)	2024		2023		Change		Comps
Furniture	$261,491	25.0%	$263,720	23.2%	$(2,229)	(0.8)%	1.3%
Seasonal	212,641	20.3%	244,359	21.4%	(31,718)	(13.0)%	(7.4)%
Consumables	181,006	17.3%	195,126	17.1%	(14,120)	(7.2)%	(5.2)%
Soft Home	156,282	14.9%	173,905	15.3%	(17,623)	(10.1)%	(8.4)%
Food	130,352	12.5%	143,299	12.6%	(12,947)	(9.0)%	(6.6)%
Hard Home	104,780	10.0%	118,952	10.4%	(14,172)	(11.9)%	(9.7)%
Net sales	$1,046,552	100.0%	$1,139,361	100.0%	$(92,809)	(8.1)%	(5.3)%

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

Net sales decreased $92.8 million, or 8.1%, to $1,046.6 million in the second quarter of 2024, compared to $1,139.4 million in the second quarter of 2023. The decrease in net sales was primarily driven by a 5.3% decrease in our comps, which decreased net sales by $57.5 million, and a 2.8% decrease in our non-comparable sales, which decreased net sales by $35.4 million. The decrease in non-comparable sales was driven by the net decrease of 33 stores since the second quarter of 2023. Our comps are calculated based on the results of all stores that were open at least fifteen months plus our e-commerce net sales.

In the second quarter of 2024, we experienced decreased comps and net sales in all of our merchandise categories, except for Furniture, where we experienced slightly positive comps. Our home products categories, which include Furniture, Seasonal, Soft Home, and Hard Home, continue to be negatively impacted by macroeconomic pressures which affected our customers’ discretionary spending in the second quarter of 2024. Our Furniture and Seasonal categories continue to be impacted by a decrease in demand for large-ticket products as customers remain cautious with discretionary spending. However, our Furniture category was positively impacted by an increase of in-stock Broyhill® branded products.

While our Furniture category experienced a decrease in net sales in the second quarter of 2024, this category performed better than other home product categories in the second quarter of 2024, due to Broyhill® branded products returning to normal in-stock levels as compared to the shortage we experienced in the second quarter of 2023, as a result of the closure of our largest Broyhill® brand supplier.

Our Hard Home category experienced decreased sales and net comps largely driven by our electronics department. The decrease in sales is a result of a realignment of product mix during the second quarter of 2024 to meet consumer demand.

Although our Food and Consumables categories are less sensitive to changes in discretionary spending, they have experienced higher decreased sales in the second quarter of 2024 compared to our home product categories. While all departments within our Food category experienced a decrease in comps and net sales in the second quarter of 2024, our candy and snacks departments experienced the most significant decline. We believe these departments were significantly impacted by the lack of Bargain and Extreme Bargain product assortments. We are focusing on increasing our Bargain and Extreme Bargain assortments within these departments throughout the remainder of 2024.

Gross Margin
Gross margin dollars decreased $10.7 million, or 2.8%, to $365.2 million for the second quarter of 2024, compared to $375.9 million for the second quarter of 2023. The decrease in gross margin dollars was due to a decrease in net sales, which decreased gross margin dollars by $30.6 million, partially offset by an increase in gross margin rate, which increased gross margin dollars by $19.9 million. Gross margin as a percentage of net sales increased 190 basis points to 34.9% in the second quarter of 2024 compared to 33.0% in the second quarter of 2023. The gross margin rate increase was primarily due to a lower markdown rate. The lower markdown rate was a result of better alignment of our inventory purchase activity to consumer demand compared to the second quarter of 2023, which reduced promotional activity.

Selling and Administrative Expenses
Selling and administrative expenses were $553.7 million for the second quarter of 2024, compared to $460.1 million for the second quarter of 2023. The increase of $93.6 million, or 20.3%, was primarily attributable to increases in store asset impairment charges (see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the accompanying consolidated financial statements) of $99.2 million compared to the second quarter of 2023, right-of-use asset amortization of $9.3 million associated with store closures that will be completed in the third quarter of fiscal 2024, distribution and transportation costs of $8.8 million, and an increase in professional fees related to the evaluation of the Company’s financial and strategic options of $5.3 million, partially offset by decreases in advertising expenses of $9.7 million, professional fees related to cost reduction and productivity initiatives of $3.9 million, accrued bonus expenses of $3.2 million, general insurance and workers compensation expenses of $2.7 million, store payroll expense of $1.9 million, store occupancy expense of $1.8 million, credit card and bank fees of $1.7 million, share-based compensation expenses of $1.6 million, and termination costs and related expenses for the exit of our FDC operations of $1.0 million. The increase in distribution and transportation costs were primarily driven by an increase in rent expense primarily driven by the sale and leaseback transaction completed in 2023 and an increase in wage rate compared to the second quarter of 2023. The decrease in advertising expense was related to strategic initiatives to reduce advertising costs, including significant decreased investments in social media engagement. The decrease in accrued bonus expense was driven by decreased performance relative to our quarterly and annual operating plans in the second quarter of 2024 compared to the second quarter of 2023. The decrease in both general insurance and workers compensation costs was a result of decreased claims in the second quarter of 2024 compared to the second quarter of 2023. The decrease in store payroll costs was primarily driven by a lower store count compared to the second quarter of 2023 and an overall reduction in store headcount and payroll hours. The decrease in store occupancy expense was primarily the result of a lower year-over-year store count and operating lease right-of-use asset impairments recorded in the trailing twelve months, which decreased amortization expense on operating lease right-of-use assets, partially offset by increased lease expense associated with lease renewals and the sale and leaseback transactions completed in 2023. The decrease in credit card and bank fees was primarily driven by the decreased sales volume compared to the second quarter of 2023. The decrease in share-based compensation costs was driven by lower grant date fair value and lower performance compared to the second quarter of 2023.

As a percentage of net sales, selling and administrative expenses increased 1,250 basis points to 52.9% for the second quarter of 2024 compared to 40.4% for the second quarter of 2023.

Depreciation Expense
Depreciation expense decreased $8.0 million to $33.3 million in the second quarter of 2024, compared to $41.3 million in the second quarter of 2023. The decrease in depreciation expense was driven by the absence of FDC related depreciation, asset impairment charges recorded in the last twelve months, decreased capital expenditures in the trailing twelve months, and the absence of depreciation for store properties sold in the last twelve months, partially offset by $2.8 million of accelerated depreciation expense associated with store closures that will be completed in the third quarter of fiscal 2024.

Depreciation expense as a percentage of sales decreased 40 basis points compared to the second quarter of 2023.

Gain on Sale of Real Estate
In the second quarter of 2023, the Company completed the sale of one owned store location with an aggregate net book value of $1.5 million. The net cash proceeds on the sale of real estate were $4.9 million and resulted in a gain after related expenses of $3.3 million. There were no sales of real estate completed in the second quarter of 2024.

Interest Expense
Interest expense was $16.3 million in the second quarter of 2024, compared to $11.2 million in the second quarter of 2023. The increase in interest expense was primarily driven by higher total average borrowings (including in connection with our entry into the 2024 Term Loan) and an increase in our weighted average interest rate. We had total average borrowings of $721.3 million in the second quarter of 2024 compared to total average borrowings of $637.8 million in the second quarter of 2023. The increase in total average borrowings was driven by borrowings under our 2022 Credit Agreement and 2024 Term Loan in the second quarter of 2024 compared to the second quarter of 2023. The increase in our weighted average interest rate throughout the second quarter of 2024 compared to the second quarter of 2023 was primarily due to a year-over-year increase in Term SOFR, which is the basis for interest accrued on borrowings under the 2022 Credit Agreement and 2024 Term Loan.

Income Taxes
The effective income tax rate for the second quarter of 2024 and the second quarter of 2023 was (0.2%) and (87.5%), respectively. The change in the effective income tax rate was a result of a full valuation allowance on our deferred assets as of the second quarter of 2024 compared to a valuation allowance of $150.0 million recorded against our deferred tax assets as of the second quarter of 2023. The change in the effective income tax rate was a result of the initial, full valuation allowance on our deferred assets recorded in the second quarter of 2023 compared to 2024 deferred tax expense being offset by a change in valuation allowance. The effect of the change in valuation allowance was partially offset by increases in net operating losses and impairment activity.

YEAR-TO-DATE 2024 COMPARED TO YEAR-TO-DATE 2023

Net Sales
Net sales by merchandise category (in dollars and as a percentage of total net sales) in the year-to-date 2024 and the year-to-date 2023, and the change in net sales (in dollars and percentage) and the change in comps (in percentage) from the year-to-date 2024 compared to the year-to-date 2023 were as follows:

Year-to-Date
($ in thousands)	2024		2023		Change		Comps
Furniture	$553,140	26.9%	$575,864	25.5%	$(22,724)	(3.9)%	(2.4)%
Seasonal	373,405	18.2%	421,367	18.6%	(47,962)	(11.4)%	(10.9)%
Consumables	354,930	17.3%	389,391	17.2%	(34,461)	(8.8)%	(6.6)%
Soft Home	308,870	15.0%	348,590	15.4%	(39,720)	(11.4)%	(9.9)%
Food	267,259	13.0%	300,335	13.3%	(33,076)	(11.0)%	(8.5)%
Hard Home	198,060	9.6%	227,391	10.0%	(29,331)	(12.9)%	(11.6)%
Net sales	$2,055,664	100.0%	$2,262,938	100.0%	$(207,274)	(9.2)%	(7.6)%

Net sales decreased $207.3 million, or 9.2%, to $2,055.7 million in the year-to-date 2024, compared to $2,262.9 million in the year-to-date 2023. The decrease in net sales was driven by a decrease of 7.6% in our comps, which decreased net sales by $165.8 million, and a 1.6% decrease in our non-comparable store sales, which decreased net sales by $41.5 million, driven by the net decrease of 33 stores compared to the year-to-date 2023. Our decreased comps and net sales in the year-to-date 2024 were primarily due to decreased demand in the year-to-date 2024. The decrease in demand was significantly impacted by macro economic pressures on our customers, which has negatively impacted the discretionary spending of our customers.

In the year-to-date 2024, we experienced decreased comps and net sales in all of our merchandise categories. We believe all of our home products categories - Hard Home, Soft Home, and Seasonal, were negatively impacted by macro economic pressures on our customers as purchases from these categories are generally more discretionary. We believe our Seasonal net sales and comps in the year-to-date 2024, particularly our lawn & garden department, experienced a significant decrease due to this department relying on sales of large-ticket items.

While our Furniture category experienced a decrease in comps and net sales in the year-to-date 2024, this category showed sequential improvement in the year-to-date 2024 driven by Broyhill® branded products returning to normal in-stock levels as compared to the shortage we experienced in the year-to-date 2023, as a result of the closure of our largest Broyhill® brand supplier. In addition to the improvement related to Broyhill® branded products, we saw improvement in the Home Decor department as we align our product assortment with customer demand.

While our Food and Consumables categories experienced decreased comps and net sales in the year-to-date 2024, these categories performed relatively better than our home products categories in the year-to-date 2024 as they are less sensitive to changes in discretionary spending. While all departments within our Food category experienced a decrease in comps and net sales in the year-to-date 2024, our candy and snacks departments experienced the most significant decline. We believe these departments were significantly impacted by the lack of Bargain and Extreme Bargain product assortments. We are focusing on increasing our Bargain and Extreme Bargain assortments within these departments throughout the remainder of 2024.

Gross Margin
Gross margin dollars decreased $31.5 million, or 4.1%, to $736.9 million for the year-to-date 2024, compared to $768.4 million for the year-to-date 2023. The decrease in gross margin dollars was due to a decrease in net sales, which decreased gross margin by $70.4 million, partly offset by an increase in gross margin rate, which increased gross margin by $38.9 million. Gross margin as a percentage of net sales increased 180 basis points to 35.8% in the year-to-date 2024, compared to 34.0% in the year-to-date 2023. The gross margin rate increase was primarily due to a lower markdown rate in the year-to-date 2024 compared to the year-to-date 2023. The lower markdown rate was a result of better alignment of our inventory purchase activity to consumer demand, which reduced promotional activity compared to year-to-date 2023, which experienced heavily discounted merchandise to drive store traffic and move through slow moving Seasonal and home inventory categories.

Selling and Administrative Expenses
Selling and administrative expenses were $1,086.7 million for the year-to-date 2024, compared to $1,080.9 million for the year-to-date 2023. The increase of $5.8 million in selling and administrative expenses was driven by an increase in store asset impairment charges of $84.5 million, $9.3 million associated with store closures that will be completed in the third quarter of fiscal 2024, and an increase in professional fees related to the Company’s financial and strategic options of $5.3 million. These increases were partially offset by the absence of a lease payment related to the exit of our Prior Synthetic Lease of $53.6 million in year-to-date 2023, decreases in advertising expense of $10.3 million, termination costs and related expenses for the exit of our FDC operations of $8.7 million, accrued bonus expense of $5.8 million, store occupancy expense of $3.6 million, credit card and bank fees of $3.4 million, shared-based compensation costs of $2.6 million, and store payroll costs of $1.9 million. The decrease in advertising expense was related to strategic initiatives to reduce advertising costs, including significant decreased investments in social media engagement. The decrease in store payroll costs were primarily driven by a lower store count compared to the second quarter of 2023 and an overall reduction in store headcount and payroll hours. The decrease in accrued bonus expense was driven by decreased performance relative to our quarterly and annual operating plans in the year-to-date 2024 compared to the year-to-date 2023. The decrease in store occupancy expense was primarily the result of a lower year-over-year store count and operating lease right-of-use asset impairments recorded in the trailing twelve months, which decreased amortization expense on operating lease right-of-use assets, partially offset by increased lease expense associated with lease renewals and the sale and leaseback transactions completed in 2023. The decrease in credit card and bank fees was primarily driven by the decreased sales volume compared to the year-to-date 2023. The decrease in share-based compensation costs was driven by lower grant date fair value and lower performance compared to the second quarter of 2023.

As a percentage of net sales, selling and administrative expenses increased 510 basis points to 52.9% for the year-to-date 2024 compared to 47.8% for the year-to-date 2023.

Depreciation Expense
Depreciation expense decreased $13.1 million to $64.8 million in the year-to-date 2024, compared to $77.9 million for the year-to-date 2023. The decrease in depreciation expense was driven by the absence of FDC related depreciation, asset impairment charges recorded in the last twelve months, decreased capital expenditures in the trailing twelve months, and the absence of depreciation for store properties sold in the last twelve months, partially offset by $2.8 million of accelerated depreciation expense associated with store closures that will be completed in the third quarter of fiscal 2024.

As a percentage of sales, depreciation expense decreased by 20 basis points in the year-to-date 2024 compared to the year-to-date 2023.

Gain on Sale of Real Estate
In the year-to-date 2023, the Company completed the sale of two owned store locations with an aggregate net book value of $2.2 million. The net cash proceeds on the sale of real estate were $9.3 million and resulted in a gain after related expenses of $7.2 million. There were no sales of real estate completed in the year-to-date 2024.

Interest Expense
Interest expense was $28.3 million in the year-to-date 2024, compared to $20.3 million in the year-to-date 2023.The increase in interest expense was primarily driven by higher total average borrowings (including in connection with our entry into the 2024 Term Loan) and an increase in our weighted average interest rate. We had total average borrowings of $689.8 million in the year-to-date 2024 compared to $606.2 million in the year-to-date 2023. The increase in total average borrowings was driven by borrowings under our 2022 Credit Agreement and 2024 Term Loan in the year-to-date 2024 compared to the year-to-date 2023. The increase in our weighted average interest rate throughout the year-to-date 2024 compared to the year-to-date 2023 was primarily due to a year-over-year increase in Term SOFR, which is the basis for interest accrued on borrowings under the 2022 Credit Agreement and 2024 Term Loan.

Income Taxes
The effective income tax rate for the year-to-date 2024 and the year-to-date 2023 was (0.1%) and (13.0%), respectively. The change in the effective income tax rate was a result of a full valuation allowance on our deferred assets as of the year-to-date 2024 compared to a valuation allowance of $150.0 million recorded against our deferred tax assets as of the year-to-date 2023. The change in the effective income tax rate was a result of the initial, full valuation allowance on our deferred assets recorded in the second quarter of 2023 compared to 2024 deferred tax expense being offset by a change in valuation allowance. The effect of the change in valuation allowance was partially offset by increases in net operating losses and impairment activity.

Known Trends and 2024 Guidance
In light of the Chapter 11 Cases described in Note 11, the Company is not providing earnings guidance for the second half of 2024 at this time, but continues to expect sequential improvement in underlying comparable sales trends and gross margin rate.

Capital Resources and Liquidity
The primary source of our liquidity is cash flows from operations and borrowings under the 2022 Credit Agreement and the 2024 Term Loan. Our net loss and, consequently, our cash (used in) provided by operating activities are impacted by net sales volume, seasonal sales patterns, and operating (loss) profit margins. Historically, our cash provided by operations typically peaks in the fourth quarter of each fiscal year due to net sales generated during the holiday selling season. Generally, our working capital requirements peak late in our third fiscal quarter or early in our fourth fiscal quarter as we build our inventory levels prior to the holiday selling season. We have historically funded those requirements with cash provided by operations and borrowings under our credit facilities. Cash requirements include, among other things, capital expenditures, working capital needs, interest payments, and other contractual commitments. We commenced the Chapter 11 Cases to accelerate our strategic transformation and facilitate financial restructuring. Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are sensitive to changes in each of these and other factors.

As discussed in more detail in Note 11 to the accompanying condensed consolidated financial statements, we filed the Chapter 11 Cases on September 9, 2024. We expect to continue to manage our operations as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general. as a debtor-in-possession, we are authorized to continue to operate as an ongoing business but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

The commencement of the Chapter 11 Cases constituted an event of default under the 2022 Credit Agreement and the 2024 Term Loan which accelerated our obligations under those instruments. The 2022 Credit Agreement and the 2024 Term Loan provide that, as a result of the commencement of the Chapter 11 Cases, any principal amount, together with accrued interest thereon, are immediately due and payable. As such, substantially all of the Company’s debt, with balances of approximately $556.1 million in the aggregate as of the Petition Date, is in default and accelerated. However, any efforts to enforce the payment obligations under the 2022 Credit Agreement and the 2024 Term Loan and such other instruments and agreements are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the 2022 Credit

Agreement and the 2024 Term Loan and such other instruments and agreements are subject to the applicable provisions of the Bankruptcy Code. As a result of the foregoing acceleration event, all of our outstanding indebtedness has been classified as current debt in the accompanying condensed consolidated balance sheet of the Company as of the second quarter of 2024.

The uncertainties associated with the Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval by the Bankruptcy Court, implement a plan of reorganization, successfully emerge from bankruptcy as a new company and generate sufficient liquidity following our emergence from bankruptcy to meet our liquidity needs. Most of these steps are outside of our management’s control and, as a result, the Company has concluded that at this stage management’s plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties referenced above.

2022 Credit Agreement

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

On April 18, 2024, concurrent with our entry into the 2024 Term Loan, we entered into the First Amendment to Credit Agreement (the “First ABL Amendment”), which amended the 2022 Credit Agreement to, among other things, (1) permit the 2024 Term Loan, (2) expand the scope of collateral to include non-working capital assets and a mortgage on the Company’s corporate headquarters located in Columbus, Ohio, (3) revise the borrowing base formula therein to include the Term Loan Pushdown Reserve (as defined in Note 2), (4) increase the interest rate spreads and replace CDOR with CORRA, (5) replace the fixed charge coverage ratio covenant with an Excess Availability Covenant (as defined in Note 2), and (6) make other changes to the 2022 Credit Agreement to conform with the 2024 Term Loan.

On July 31, 2024, the Company entered into the Second Amendment to the 2022 Credit Agreement (the “Second ABL Amendment”). The Second ABL Amendment amended the 2022 Credit Agreement to, among other things, (1) increase the number of permitted store closings from 150 to 315, (2) reduce the aggregate commitments under the 2022 Credit Agreement from $900 million to $800 million, (3) increase the interest rate applicable to borrowings under the 2022 Credit Agreement by 50 bps and (4) require the Company to deliver certain additional reports to the lenders.

Revolving loans under the 2022 Credit Agreement are available in an aggregate amount equal to the lesser of (1) the aggregate Commitments and (2) a borrowing base consisting of eligible credit card receivables and eligible inventory (including in-transit inventory), subject to customary exceptions and reserves, including the Term Loan Pushdown Reserve (the “ABL Borrowing Base”). The 2022 Credit Agreement includes a swing loan sublimit of 10% of the then applicable aggregate Commitments and a $90 million letter of credit sublimit. Loans made under the 2022 Credit Agreement may be prepaid without penalty. Borrowings under the 2022 Credit Agreement are available for general corporate purposes, working capital and to repay certain of our indebtedness as of closing. All obligations under the 2022 Credit Agreement are guaranteed by the Loan Parties (other than the Borrowers) and, after giving effect to the First ABL Amendment, our obligations under the 2022 Credit Agreement are secured by (a) a first priority lien on substantially all of the Loan Parties’ working capital assets, including credit card receivables and inventory, and (b) a second priority lien on substantially all of the Loan Parties’ non-working capital personal property assets, including fixtures, machinery, equipment, and intellectual property, and a second priority mortgage on the Company’s corporate headquarters located in Columbus, Ohio, in each case subject to certain permitted liens. The pricing and certain fees under the 2022 Credit Agreement fluctuate based on our borrowing availability under the 2022 Credit Agreement. The 2022 Credit Agreement allows us to select our interest rate for each borrowing from multiple interest rate options. The interest rate options are generally derived from the prime rate, adjusted daily simply SOFR or one, three or six month adjusted Term SOFR. We also pay an unused commitment fee of 0.20% per annum on the unused Commitments. The 2022 Credit Agreement contains an environmental, social and governance (“ESG”) provision, which may provide favorable pricing and fee adjustments if we meet ESG performance criteria to be established by a future amendment to the 2022 Credit Agreement.

The 2022 Credit Agreement contains customary affirmative and negative covenants (including, where applicable, restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, redeem or repurchase stock, prepay certain indebtedness, make certain loans and investments, dispose of assets, enter into restrictive agreements, engage in transactions with affiliates, modify organizational documents, incur liens and consummate mergers and other fundamental changes) and events of default, including a cross default to other material indebtedness. The 2022 Credit Agreement also contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties defaults, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, structural defaults under the loan documents and a change of control default. Under certain circumstances, a default interest rate will apply on any amount payable under the 2022 Credit Agreement during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate for any principal and 2.00% above the rate applicable for base rate loans for any other interest. In addition, the 2022 Credit Agreement requires us to maintain minimum excess availability (“Excess Availability Covenant”) of at least the greater of (i) $80.0 million or (ii) 10% of the lesser of the aggregate Commitments under the 2022 Credit Agreement (currently $800.0 million) and the ABL Borrowing Base (without giving effect to the Term Loan Pushdown Reserve). The Chapter 11 Cases further described in Note 11 constituted an event of default and accelerated our obligations under the 2022 Credit Agreement.

2024 Term Loan

On April 18, 2024, the Company entered into the 2024 Term Loan, among the Company and Big Lots Stores, LLC, as borrowers (the “Borrowers”), all other domestic subsidiaries of the Company as guarantors (together with the Borrowers, the “Loan Parties”), 1903P Loan Agent, LLC, (the “Term Loan Agent”), as administrative agent and collateral agent, and the other lenders named therein. The 2024 Term Loan provides for a “first in, last out” delayed draw 2024 Term Loan in an aggregate committed amount of up to $200 million. At commencement of the 2024 Term Loan, the Company drew down $50.0 million in total borrowings under the 2024 Term Loan.

On July 31, 2024, the Company entered into the First Amendment to the delayed draw 2024 Term Loan (“Term Loan Amendment”).The Term Loan Amendment amends the 2024 Term Loan to, among other things, (1) increase the number of permitted store closings from 150 to 315, (2) require all additional borrowings under the 2024 Term Loan to be made in accordance with the Approved Budget (as defined in the Term Loan Amendment) and (3) require the Company to deliver certain additional reports to the lenders.

Loans under the 2024 Term Loan are available in an aggregate amount equal to the lesser of (1) the aggregate Commitments and (2) a borrowing base calculated based on specified percentages of eligible inventory, credit card receivables, real estate, fixtures, machinery and equipment, subject to customary exceptions and reserves (the “Term Loan Borrowing Base”). If at any time the amounts borrowed under the 2024 Term Loan exceed the Term Loan Borrowing Base, the Company is required to maintain a reserve against the ABL Borrowing Base in an amount equal to such excess (“the Term Loan Pushdown Reserve”). Borrowings under the 2024 Term Loan are available for general corporate purposes, working capital and to repay a portion of our indebtedness outstanding under the 2022 Credit Agreement.

The 2024 Term Loan requires mandatory prepayments in connection with certain sales or dispositions of assets, the incurrence of certain additional debt, certain issuances of additional equity, the receipt of certain extraordinary receipts, subject to certain exceptions and, in the case of certain sales or other dispositions, reinvestment rights. Some mandatory prepayments are subject to a prepayment fee. Subject to compliance with applicable provisions and tests under the 2022 Credit Agreement, voluntary prepayments under the 2024 Term Loan are permitted at any time upon proper notice and, in certain instances, a prepayment fee. The 2024 Term Loan also contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties defaults, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults, structural defaults under the loan documents and a change of control default. The occurrence of an event of default could result in the acceleration of our obligations under the 2024 Term Loan. Under certain circumstances, a default interest rate will apply on any amount payable under the 2024 Term Loan during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate for any principal and 2.00% above the rate applicable for base rate loans for any other interest. The Chapter 11 Cases further described in Note 11 constituted an event of default and accelerated our obligations under the 2024 Term Loan.

Amounts borrowed under the 2024 Term Loan bear interest at a variable rate indexed to SOFR plus a pricing margin ranging from 9.25% to 10.00% per annum, based on our total borrowings under the 2024 Term Loan. Interest payments under the 2024 Term Loan are due on the first day of each calendar month. As of August 3, 2024, the interest rate on the outstanding 2024 Term Loan borrowings was 14.6%.

The 2024 Term Loan requires the Borrowers to satisfy the Excess Availability Covenant. In addition, the 2024 Term Loan contains customary covenants and restrictions on the Company’s and its subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions, prepayment of other debt, distributions, dividends, the repurchase of capital stock, transactions with affiliates, the ability to change the nature of its business or its fiscal year, and permitted activities of the Company.

All obligations under the 2024 Term Loan are guaranteed by the Loan Parties (other than the Borrowers) and secured by (a) a second priority lien on substantially all of the Loan Parties’ working capital assets, including credit card receivables and inventory, and (b) a first priority lien on substantially all of the Loan Parties’ non-working capital personal property assets, including fixtures, machinery, equipment, and intellectual property, and a first priority mortgage on the Company’s corporate headquarters located in Columbus, Ohio, in each case, subject to certain permitted liens.

Debtor-in-Possession Financing

Pursuant to that certain Senior Secured Superpriority Debtor-in-Possession Asset-Based Revolving Credit Agreement (the “DIP ABL Credit Agreement”), dated as of September 11, 2024, by and among (A) the Company, as borrower, (B) Big Lots Stores, LLC, as borrower (and, together with the Company, the “DIP Borrowers”), (C), the lenders from time to time party thereto (the “DIP ABL Lenders”), and (D) PNC Bank, National Association (“PNC”), as lead left arranger and administrative agent for the DIP ABL Lenders (in its capacity as the administrative agent, the “DIP ABL Agent”), the DIP ABL Lenders have committed to provide approximately $550 million (the “DIP ABL Commitment”) of debtor-in-possession financing in the form of a senior secured superpriority debtor-in-possession asset-based revolving credit facility (the “DIP ABL Facility”). Following entry of the interim DIP order by the Bankruptcy Court on September 10, 2024, the DIP ABL Commitment was made available to the Borrowers to draw upon. Upon entry of the final DIP order by the Bankruptcy Court, the DIP ABL Commitment will be used to repay and refinance existing commitments under the 2022 Credit Agreement.

Additionally, pursuant to that certain Senior Secured Superpriority Debtor-in-Possession Term Loan Agreement (the “DIP Term Credit Agreement” and, together with the DIP ABL Credit Agreement, the “DIP Credit Agreements”), dated as of September 11, 2024, by and among (A) the DIP Borrowers, (B) the lenders from time to time party thereto (the “DIP Term Lenders” and, together with the DIP ABL Lenders, the “DIP Lenders”), and (C) 1903P Loan Agent, LLC (“GB”), as administrative agent for the DIP Term Lenders (in such capacity, the “DIP Term Agent” and, together with the DIP ABL Agent, the “DIP Agents”), the DIP Term Lenders have committed to provide approximately $157.5 million (the “DIP Term Commitment”) in debtor-in-possession financing in the form of a senior secured superpriority debtor-in-possession term loan facility (the “DIP Term Facility” and, together with the DIP ABL Facility, the “DIP Facilities”). Following entry of the interim DIP order by the Bankruptcy Court on September 10, 2024, $25 million of the DIP Term Commitment was funded and made available to the DIP Borrowers and applied in accordance with the DIP Credit Agreements. Additionally, following entry of the interim DIP order by the Bankruptcy Court on September 10, 2024, $75 million of the DIP Term Commitment was deemed funded and will be used to repay and refinance existing commitments under the 2024 Term Loan. Finally, upon entry of the final DIP order by the Bankruptcy Court, $10 million of the DIP Term Commitment shall be funded and made available to the DIP Borrowers and applied in accordance with the DIP Credit Agreements, and the remainder of the DIP Term Commitment shall be deemed funded and used to repay and refinance existing commitments under the 2024 Term Loan.

The Borrowers’ obligations under the DIP Facilities will be guaranteed by each subsidiary of the Company (other than Big Lots Stores, LLC). In addition, following entry and subject to the terms of the interim DIP order approving the DIP Facilities (or the final DIP order, when entered), the claims of the DIP ABL Lenders and DIP Term Lenders have been, on an interim basis, (i) entitled to superpriority administrative expense claim status and, subject to certain customary exclusions in the credit documentation, (ii) with respect to the DIP ABL Lenders, secured by (a) a perfected first priority lien on all of our property subject to an existing first priority lien under the 2022 Credit Agreement (such property, “ABL Priority Collateral”), (b) a perfected junior lien on all of our property subject to an existing first priority lien under the 2024 Term Loan (such property, the “Term Priority Collateral”), (c) a perfected first priority lien on all unencumbered assets that would otherwise constitute ABL Priority Collateral, and (d) a junior lien on all unencumbered assets that would otherwise constitute Term Priority Collateral, (iii) with respect to the DIP Term Lenders, secured by (a) a perfected first priority lien on all Term Priority Collateral, (b) a perfected junior lien on all ABL Priority Collateral, (c) a perfected first priority lien on all unencumbered assets that would otherwise constitute Term Priority Collateral, and (d) a junior lien on all unencumbered assets that would otherwise constitute ABL Priority Collateral, and (iv) entitled to adequate protection liens in favor of the DIP ABL Agent and DIP Term Agent (as applicable) on all unencumbered assets in accordance with the lenders’ intercreditor agreement.

Under the DIP Credit Agreements, we will be able to make optional prepayments of the DIP Facilities, in whole or in part, without penalty (other than applicable breakage and redeployment costs and the payment of certain other fees as more fully set forth in the DIP Credit Agreements). In addition, subject to certain exceptions and conditions described in the DIP Credit Agreements, we will be obligated to prepay the obligations thereunder with the net cash proceeds of certain asset sales, with casualty insurance proceeds, extraordinary receipts or the proceeds of any indebtedness not permitted to be incurred pursuant to the terms of the DIP Credit Agreements.

The scheduled maturity date of the DIP ABL Facility will be the earliest of (i) 150 days after entry of the interim DIP order, (ii) the date on which a chapter 11 plan becomes effective, and (iii) the closing date of a Transaction (as defined in the DIP ABL Credit Agreement). The DIP ABL Facility will bear an interest rate per annum equal to SOFR plus 3.50%. In addition, borrowings under the DIP ABL Facility will be limited to the lower of the maximum facility amount and borrowing base availability. The borrowing base availability amount will be equal to 90% of our eligible credit card receivables, up to 87.5% of the assessed value of certain eligible inventory, up to 15% of the assessed value of certain in-transit inventory, and subject to certain applicable reserves.

The scheduled maturity date of the DIP Term Facility will be the earliest of (i) 150 days after entry of the interim DIP order, (ii) the date on which a chapter 11 plan becomes effective, and (iii) the closing date of a Transaction (as defined in the DIP Term Credit Agreement). The DIP Term Facility will bear an interest rate per annum equal to SOFR plus (i) 11.25% until entry of the final DIP order, and (ii) 9.75% thereafter. In addition, borrowings under the DIP Term Facility will be limited to the lower of the maximum facility amount and the borrowing base availability. The borrowing base availability amount will be equal to 10% of our eligible credit card receivables, up to 17.5% of the assessed value of certain eligible inventory, up to 15% of the assessed value of certain in-transit inventory, the value of certain real estate, the value of certain furniture, fixtures and equipment, and subject to certain applicable reserves.

The DIP Credit Agreements contain representations, warranties and covenants that are typical and customary for these types of debtor-in-possession facilities, including, but not limited to, specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The DIP Credit Agreements also contain customary events of default, including as a result of certain events occurring in the Chapter 11 Cases. The DIP Credit Agreements also require compliance with a variance covenant that compares actual operating disbursements and receipts and capital expenditures to the budgeted amounts set forth in the DIP budgets delivered to the DIP Agents and DIP Lenders on or prior to the closing date and updated periodically thereafter pursuant to the terms of the DIP Credit Agreements. The DIP Credit Agreements were approved on an interim basis by the Bankruptcy Court and are subject to customary conditions precedent.

Share Repurchases and Dividends

On December 1, 2021, our Board of Directors authorized the repurchase of up to $250 million of our common shares under the 2021 Repurchase Authorization. Pursuant to the 2021 Repurchase Authorization, we may repurchase shares in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions, our compliance with the terms of the 2022 Credit Agreement and the 2024 Term Loan, and other factors. The 2021 Repurchase Authorization has no scheduled termination date. In the first quarter of 2024, we did not purchase any shares under the 2021 Repurchase Authorization. As of August 3, 2024, we had $159.4 million available for future repurchases under the 2021 Repurchase Authorization.

On May 23, 2023, our Board of Directors suspended the Company’s quarterly cash dividend. The declaration of any future dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with applicable laws and agreements and any other factors deemed relevant by our Board of Directors.

In the year-to-date 2024, we paid approximately $0.2 million in dividends compared to $9.7 million in the year-to-date 2023. The decrease in dividends paid was due to the suspension of the Company’s quarterly cash dividend in the second quarter of 2023, which resulted in no quarterly dividend paid in the year-to-date 2024 compared to one quarterly dividend paid in the year-to-date 2023. The dividends paid in the year-to-date 2024 are a result of accrued dividends related to share-based awards that vested in the year-to-date 2024.

Primary Components of Cash Flows

The following table compares the primary components of our cash flows from the year-to-date 2024 compared to the year-to-date 2023:

(In thousands)	2024	2023	Change
Net cash used in operating activities	$(164,592)	$(150,611)	$(13,981)
Net cash used in investing activities	(25,107)	(20,378)	(4,729)
Net cash provided by financing activities	$196,768	$172,293	$24,475

Cash used in operating activities increased $14.0 million to $164.6 million in the year-to-date 2024 compared to $150.6 million in the year-to-date 2023. The decrease in cash used in operating activities was primarily due to the decrease in net loss after adjusting for non-cash activities such as non-cash impairment charge, non-cash lease expense, and the change in other and operating lease liabilities related to the refinance of the AVDC synthetic lease. This increase was partially offset by the combined impact of the change in inventory and accounts payable balances, driven by the decrease in inventory purchase volumes.

Cash used in investing activities increased by $4.7 million to $25.1 million in the year-to-date 2024 compared to $20.4 million of cash used in investing activities in the year-to-date 2023. The increase was driven by a decrease in proceeds received on the sale of property and equipment compared to the year-to-date 2023, in which we sold two owned store properties, partially offset by a decrease in capital expenditures. The decrease in capital expenditures was primarily due to decreased investments in new stores and other strategic initiatives.

Cash provided by financing activities increased by $24.5 million to $196.8 million in the year-to-date 2024 compared to $172.3 million in the year-to-date 2023. The increase was driven by an increase in net proceeds received from litigation and other financing arrangements which occurred in the second quarter of fiscal 2024. The increase was partially offset by a decrease in net proceeds from the 2022 Credit Agreement and 2024 Term Loan, partially offset by a decrease in dividends paid due to the absence of a dividend payment in the year-to-date 2024, a decrease in payment for treasury shares acquired to satisfy income tax withholdings associated with the vesting of share-based awards, and an increase in payments for debt issuance costs arising from our entry into the 2024 Term Loan, Term Loan Amendment, and ABL Amendments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates on borrowings under the 2022 Credit Agreement and 2024 Term Loan. At August 3, 2024, we had $459.3 million of borrowings under the 2022 Credit Agreement and $115.0 million of borrowings under the 2024 Term Loan, all of which was classified as current as a result of the filing of the Chapter 11 cases. An increase of 1% in our variable interest rate on our expected future borrowings could affect our financial condition, results of operations, or liquidity through higher interest expense by approximately $5.7 million.

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

Part II. Other Information

Item 1. Legal Proceedings
Information related to the Chapter 11 Cases that were filed on September 9, 2024 is included in Note 11 to the accompanying condensed consolidated financial statements. For information regarding certain other legal proceedings to which we have been named a party or are subject, see Note 7 to the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors

Except as set forth below, during the second quarter of 2024, there were no material changes to our risk factors as disclosed in the 2023 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2024.

As a result of the filing of the Chapter 11 Cases, we are subject to risks and uncertainties associated with bankruptcy proceedings and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.

The Chapter 11 Cases could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations. For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy, including:
•our ability to successfully develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases and emerge from bankruptcy;
•our ability to obtain the timely approval of the Bankruptcy Court with respect to motions filed or other requests made in the Chapter 11 Cases;
•objections to the DIP ABL Facility or DIP Term Facility or other pleadings that could protract the Chapter 11 Cases;
•the Bankruptcy Court’s rulings in the Chapter 11 Cases, including approvals of the terms and conditions of the DIP ABL Facility and the DIP Term Facility, and the outcome of the Chapter 11 Cases generally;
•our ability to comply with the restrictions imposed by the terms of the DIP Credit Agreements;
•if required, our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan following our emergence from bankruptcy;
•the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;
•our ability to continue to operate our business during the pendency of the Chapter 11 Cases;
•the consequences of the acceleration of our debt obligations;
•employee attrition and our ability to motivate and retain senior management and key personnel during the Chapter 11 Cases;
•the effectiveness of the overall restructuring activities pursuant to the Chapter 11 Cases and any additional strategies we may employ to address our liquidity and capital resources;
•the actions and decisions of creditors and other third parties that have an interest in the Chapter 11 Cases that may be inconsistent with our plans;
•risks associated with third parties seeking and obtaining authority to terminate or shorten the Company’s exclusivity period to propose and confirm one or more plans of reorganization, appoint a Chapter 11 trustee or to convert the Chapter 11 Cases to a Chapter 7 proceeding;
•the costs of bankruptcy proceedings and related fees (including increased legal and other professional costs necessary to execute the Company’s restructuring), particularly if any delays in the Chapter 11 Cases increase such costs and fees;
•the likely cancellation of our outstanding common shares in the Chapter 11 Cases;
•our ability to maintain relationships with suppliers, vendors, customers, employees and other third parties as a result of the Chapter 11 Cases;
•the trading price and volatility of the Company’s common shares and the effects of delisting from NYSE;
•our ability to continue as a going concern; and
•litigation and other risks inherent in a bankruptcy process.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations or on our corporate or capital structure.

The Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern.

Our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with the Chapter 11 Cases. These risks and uncertainties raise substantial doubt about our ability to continue as a going concern. Most of these risks and uncertainties are outside of our management’s control and, as a result, the Company has concluded that at this stage management’s plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of the risks and uncertainties referenced above.

Our common shares have been suspended from trading on the New York Stock Exchange, will no longer be listed on a national securities exchange, and may only be traded in the future on the over-the-counter market, which could negatively affect our stock price and liquidity. Additionally, trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s common shares may bear little or no relationship to the actual recovery, if any, by holders of the Company’s common shares in the Chapter 11 Cases.

On September 9, 2024, the NYSE announced that it had determined to commence proceedings to delist the Company’s common shares from the NYSE. Trading in the Company’s common shares was immediately suspended. The NYSE reached its decision that the Company’s common shares are no longer suitable for listing pursuant to the NYSE Listed Company Manual Section 802.01D after the Company’s September 9, 2024 disclosure that the Company commenced the Chapter 11 Cases. The NYSE filed a Form 25 with the SEC on September 10, 2024 to delist the Company’s common shares from the NYSE which will become effective on September 20, 2024.

The Company expects that such delisted securities will be subject to trading in the OTC market. The Company can provide no assurance that the Company’s common shares will continue to trade on the OTC market, whether broker-dealers will continue to provide public quotes of the Company’s common shares on the OTC market, whether the trading volume of the Company’s common shares will be sufficient to provide for an efficient trading market or whether quotes for the Company’s common shares will continue on the OTC market in the future, which could result is significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common shares.

Additionally, we cannot provide any assurance that our shareholders will receive any recovery from the Chapter 11 Cases. As a result, we expect that trading in the Company’s common shares during the pendency of the Chapter 11 Cases will be highly speculative and pose substantial risks. Trading prices for the Company’s common shares may bear little or no relationship to the actual recovery, if any, by holders of the Company’s common shares in the Chapter 11 Cases. The Company expects that holders of the Company’s common shares will not receive a recovery through any plan of reorganization unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which is currently trading at a significant discount), are paid in full. Consequently, there is a significant risk that the holders of the Company’s common shares would receive no recovery under the Chapter 11 Cases and that the Company’s common shares will be worthless. Accordingly, the Company urges extreme caution with respect to existing and future investments in its common shares.

The Chapter 11 Cases have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business, financial condition, results of operations and cash flows, and we may face increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

In addition, during the pendency of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we have experienced and may continue to experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to effectively and efficiently conduct our business and meet customer expectations, thereby adversely affecting our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us during the pendency of the Chapter 11 Cases is limited by certain restrictions on the implementation of incentive programs under the Bankruptcy Code. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, which may have a material adverse effect on our business, cash flows, financial condition and results of operations.

Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders, including holders of our common shares.

Our post-bankruptcy capital structure has yet to be determined and will be set pursuant to a plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities. Existing equity securities are subject to a high risk of being cancelled. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our common shares may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of common shares, will ultimately be resolved, we expect that holders of our common shares will not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which is currently trading at a significant discount), are paid in full. Consequently, there is a significant risk that the holders of our common shares would receive no recovery under the Chapter 11 Cases and that our common shares will be worthless.
Upon our emergence from bankruptcy, the composition of our Board of Directors may change significantly.

The composition of our Board of Directors is expected to change significantly following the Chapter 11 Cases. Any new directors may have different backgrounds, experiences and perspectives from those individuals who currently serve on our Board of Directors and different views on issues that will determine the future of the Company. As a result, our future strategy and plans may differ materially from our current strategy and plans.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection, we must meet certain statutory requirements regarding the adequacy of disclosure with respect to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan of reorganization.

We may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our plan. Even if the requisite acceptances of our plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims). If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. If we are unable to successfully reorganize, we may not be able to continue our operations.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals or continue as a going concern.

Even if a Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our products and services and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that a Chapter 11 plan of reorganization will achieve our stated goals or that we will be able to continue as a going concern.

Furthermore, even if our debt and other liabilities are reduced or discharged through a Chapter 11 plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.

If we are not able to consummate a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or are unable to confirm a Chapter 11 plan of reorganization or liquidation, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

The Company intends to pursue, among other things, the consummation of a sale or other disposition of all or substantially all assets of the Company and certain of its subsidiaries pursuant to Section 363 of the Bankruptcy Code or a Chapter 11 plan of reorganization. If we are not able to consummate a Section 363 sale, or confirm a Chapter 11 plan of reorganization or liquidation, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 sale because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to: (i) our ability to substantially change our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to obtain merchandise; (v) our ability to retain key employees, and (vi) the overall strength and stability of the retail industry in the U.S. The failure of any of these factors could materially adversely affect the successful reorganization of our business. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We may be unable to comply with restrictions imposed by the DIP Credit Agreements.

The DIP Credit Agreements contain covenants that are typical and customary for these types of debtor-in-possession facilities, including, but not limited to, specified restrictions on indebtedness, liens, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The DIP Credit Agreements also contain customary events of default, including as a result of certain events occurring in the Chapter 11 Cases. The DIP Credit Agreements also require compliance with a variance covenant that compares actual operating disbursements and receipts and capital expenditures to the budgeted amounts set forth in the DIP budgets delivered to the DIP Agents and DIP Lenders on or prior to the closing date and updated periodically thereafter pursuant to the terms of the DIP Credit Agreements. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP ABL Facility and DIP Term Facility.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity during the pendency of the Chapter 11 proceedings or to confirm a plan of reorganization or liquidation.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with our Chapter 11 proceedings. While we believe the DIP ABL Facility and the DIP Term Facility will provide sufficient liquidity to fund anticipated cash requirements through the Chapter 11 proceedings, there can be no assurance that our liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of a Chapter 11 plan of reorganization or plan of liquidation. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to consummation of the plan of reorganization. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our business, financial condition, results of operations and cash flows on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to remain volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial performance. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Operating in bankruptcy for a long period of time may harm our business.

A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success of our business. In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that our suppliers, vendors and customers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

So long as the proceedings related to these cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases, including potentially the cost of litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly and adversely affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a plan of reorganization. It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation. The impact of any such litigation on our business and financial stability, however, could be material.

Should the Chapter 11 proceedings be protracted, we may also need to seek new financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, the chances of successfully reorganizing our business may be seriously jeopardized and the likelihood that we will instead be required to liquidate our assets may increase.

Aspects of the Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our business under supervision by the Bankruptcy Court, we are required to obtain approval of the Bankruptcy Court, and in some cases certain other parties, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties-in-interest, and one or more hearings. Parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities, transactions and internal restructurings that we believe are beneficial to us, which may have an adverse effect on our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(In thousands, except price per share data)
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 5, 2024 - June 1, 2024	—	$4.71	—	159,425
June 2, 2024 - June 29, 2024	6	2.07	—	159,425
June 30, 2024 - August 3, 2024	—	1.04	—	159,425
Total	6	$2.25	—	159,425

(1)     In May, June, and July 2024, in connection with the vesting of certain outstanding RSUs, we acquired 445, 5,580, and 64 of our common shares, respectively, which were withheld to satisfy minimum statutory income tax withholdings.
(2)     The 2021 Repurchase Authorization is comprised of a December 1, 2021, authorization by our Board of Directors for the repurchase of up to $250.0 million of our common shares. During the second quarter of 2024, we had no repurchases under the 2021 Repurchase Authorization. At August 3, 2024, the 2021 Repurchase Authorization had $159.4 million of remaining authorization. The 2021 Repurchase Authorization has no scheduled termination date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements
During the three months ended August 3, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard
On September 9, 2024, the NYSE announced that it had determined to commence proceedings to delist the Company’s common shares from the NYSE. Trading in the Company’s common shares was immediately suspended. The NYSE reached its decision that the Company’s common shares are no longer suitable for listing pursuant to the NYSE Listed Company Manual Section 802.01D after the Company’s September 9, 2024 disclosure that the Company commenced the Chapter 11 Cases. The NYSE filed a Form 25 with the SEC on September 10, 2024 to delist the Company’s common shares from the NYSE which will become effective on September 20, 2024. The Company expects that such delisted securities may be subject to trading in the OTC market.

Item 6. Exhibits

Exhibits marked with an asterisk (*) are filed herewith. Certain portions of the exhibit marked with the pound sign (#) have been excluded from the exhibit pursuant to Item 601(b)(10)(iv).

Exhibit No.	Document

2.1	Asset Purchase Agreement, dated as of September 8, 2024, by and between the Company and the Purchaser (incorporated herein by reference to Exhibit 2.1 to our Form 8-K dated September 5, 2024).
10.1	Term Loan Facility Agreement, dated April 18, 2024, by and among Big Lots, Inc. and the other Borrowers named therein, the Guarantors named therein, and the Banks named therein. (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended May 4, 2024).
10.2	First Amendment to Credit Agreement, dated April 18, 2024, by and among Big Lots, Inc, as borrower, the Guarantor named therein, and the Banks named therein. (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended May 4, 2024).
10.3	Form of Big Lots 2020 Long-Term Incentive Plan Performance Share Units Award Agreement (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated March 7, 2024).
10.4	Second Amendment to Credit Agreement, dated July 31, 2024, by and among Big Lots, Inc, the other Loan Parties named therein, PNC Bank, National Association, as Administrative Agent, and the Lenders named therein (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 2, 2024).
10.5	Amendment No. 1 to Term Loan Facility Agreement, dated July 31, 2024, by and among Big Lots, Inc. and Big Lots Stores, LLC, as Borrowers, the Guarantors named therein, and the Lenders named therein (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated August 2, 2024).

10.6	Form of Retention Agreement, dated as of August 12, 2024, by and among Big Lots, Inc. and an executive officer of the Company(incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated August 16, 2024).
10.7	Senior Secured Superiority Debtor-in-Possession Asset-Based Revolving Credit Agreement, dated as of September 11, 2024, by and among the Company and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to our Form 8-K dated September 10, 2024).
10.8	Senior Secured Superiority Debtor-in Possession Term Loan Agreement, dated as of September 11, 2024, by and among the Company and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to our Form 8-K dated September 10, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.Def*	XBRL Taxonomy Definition Linkbase Document
101.Pre*	XBRL Taxonomy Presentation Linkbase Document
101.Lab*	XBRL Taxonomy Labels Linkbase Document
101.Cal*	XBRL Taxonomy Calculation Linkbase Document
101.Sch	XBRL Taxonomy Schema Linkbase Document
101.Ins	XBRL Taxonomy Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2024

BIG LOTS, INC.

By: /s/ Jonathan E. Ramsden

Jonathan E. Ramsden
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)